Form 10-K
period 1993-12-31
GUARDIAN BANCORP
filed 1994-03-29
CIK 749751

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1993      COMMISSION FILE NUMBER: 1-9757
                            ------------------------
                                GUARDIAN BANCORP
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                95-3686137
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)
    800 SOUTH FIGUEROA, LOS ANGELES,                        90017
               CALIFORNIA
(Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (213) 239-0800

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE
                                               ON WHICH REGISTERED
    Common Stock, no par value               American Stock Exchange

                            ------------------------

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 1994, there were 12,514,075 shares of the registrant's common stock, no par value, issued and outstanding and the aggregate market value of the common stock, based on the closing price of the stock on the American Stock Exchange, held by non-affiliates of the registrant was approximately $24,945,000. Solely for purposes of this calculation, the share ownership of all directors and executive officers has been excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year are incorporated herein by reference in Part III.

    2. Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated herein by reference in Parts I and II.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.
GENERAL

GUARDIAN BANCORP

    Guardian Bancorp (the "Company") is a bank holding company which was incorporated in California on December 31, 1981 and registered under the Bank Holding Company Act of 1956, as amended. Guardian Bancorp conducts operations through its sole subsidiary, Guardian Bank. The Company's executive offices are located at 800 South Figueroa Street, Los Angeles, California 90017, and its telephone number is (213) 239-0800.

GUARDIAN BANK

    Guardian Bank (the "Bank") was incorporated under the laws of the State of California on October 22, 1982, was licensed by the California Superintendent of Banks ("Superintendent") and commenced operations as a California state-chartered bank in October 1983. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits, and the Bank is a member of the Federal Reserve System.

    The Bank has three regional banking offices at the following locations: 800 South Figueroa Street, Los Angeles, California, which also serves as the Bank's head office; 17330 Brookhurst Street, Fountain Valley, California; and 3401 Centrelake Drive, Ontario, California. Historically, the Bank concentrated on marketing to, and servicing the needs of, the title insurance and escrow industries, labor unions, real estate professionals, small and medium sized businesses and high net worth individuals in the counties of Los Angeles, Orange, Riverside, San Bernardino and Ventura, California. Furthermore, the
Bank's historical primary lending focus was on real estate-mortgage and construction lending and, to a lesser extent, on lending to commercial and industrial enterprises. Although the Bank also makes installment loans, it does so primarily as an accommodation to existing customers.

    Real estate-mortgage loans include individual and multi-family residential mortgages, commercial and industrial mortgage loans and land acquisition loans. Construction loans include individual and multi-family residential construction loans and commercial and industrial construction loans. Commercial loans include loans made primarily to small and medium sized businesses and professionals for working capital and equipment acquisitions as well as trade finance. A substantial portion of these loans are made to borrowers involved in the real estate industry. Installment loans consist primarily of automobile loans and loans made to finance small equipment acquisitions.

    The Bank has generated a substantial portion of its deposits from large balance depositors by offering various customer services. A significant amount of such deposits are from Southern California-based title insurance companies and escrow companies. Customer services consist primarily of accounting, data processing and courier services. The Bank also offers a variety of other deposit instruments. These include personal and business checking accounts, savings accounts, including interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposits. The Bank also offers a range of specialized services designed to attract and service the needs of its customers, including wire transfer capability, telephone transfers, same day posting and account research.

    In response to a changed economic environment, the Company has recently embarked upon a loan portfolio and deposit base diversification effort. The Company's loan portfolio diversification efforts are focused on targeting small and medium sized businesses in its market area and such targets include manufacturers, wholesalers, distributors, retailers, service companies and professionals. Efforts at changing the Company's deposit mix include introducing a wider array of deposit products, including retirement and cash management accounts.

GUARDIAN TRUST COMPANY

    Guardian Trust Company was incorporated under the laws of the State of California on April 16, 1991, was licensed by the Superintendent and commenced operations as a California state-chartered trust company in July 1991. Guardian Trust Company, a wholly-owned subsidiary of the Bank, maintains its offices at 800 South Figueroa Street, Los Angeles, California.

    Guardian Trust Company offers custodial, securities servicing and cash management services to trusts established by labor unions. Each trust has professional investment managers that direct the investment of the trust funds held by Guardian Trust Company, and Guardian Trust Company does not offer any investment advice to such trusts. Guardian Trust Company, which was capitalized at $5 million by the Bank, subleases approximately 1,500 square feet of office space from the Company and employs eight people. Currently, the financial condition and results of operations of Guardian Trust Company are not material to those of the Company on a consolidated basis. At December 31, 1993, Guardian Trust Company provided services to trust fund clients based primarily in Southern California who control approximately $2.3 billion in assets.

PRINCIPAL MARKET AREA

    The general economy in the Company's market area, and particularly the real estate market, are suffering from the effects of a persistent recession that has negatively impacted the ability of certain borrowers of the Company to perform under the original terms of their obligations to the Company. According to THE UCLA BUSINESS FORECAST FOR THE NATION AND CALIFORNIA, DECEMBER 1993 REPORT (the "UCLA Report"), the current recession in California is expected to continue until at least the second half of 1994, despite the presence of a moderate national economic recovery. The UCLA Report attributes the length and depth of the California recession, which began in 1990, to a number of negative economic factors, including permanent cutbacks in the California defense industries and military base closings, a cyclical downturn in California residential real estate construction, lower rates of international trade growth as a result of the worldwide recession and the effects on employment of an increased global emphasis on cost controls and downsizing. The statewide unemployment rate in November 1993 was 8.6%, compared with a national rate of 6.4%. The UCLA Report notes that while statewide unemployment figures have improved recently, this was due to a decline in the size of the labor force and that total California employment has declined. Nevertheless, the UCLA Report expects a weak job recovery to begin in California during the second half of 1994, approaching a normal growth rate over the next four years. Based on its assessment of recent economic reports and the current economic environment in the Company's market areas, management believes that the California recession may continue beyond the third quarter of 1994. It remains uncertain if the impact of the recent Southern California earthquake and the related aftershocks will have additional negative effect on the Southern California economy and the Company's customers.

    The financial condition of the Company has been, and is expected to continue to be, dependent upon overall general economic conditions and the real estate market in Southern California. The future success of the Company is dependent, in large part, upon the quality of its assets. Although management of the Company has devoted substantial time and resources to the identification, collection and workout of nonperforming and other potential problem assets, the real estate market and the overall economy in Southern California are likely to continue to significantly effect the quality of the Company's assets in future periods and, accordingly, its financial condition and results of operations.

LOAN PORTFOLIO

    The Company has historically engaged in real estate lending through construction and term mortgage loans, all of which are secured by deeds of trust on underlying real estate. The Company also engages in commercial lending to businesses, and although the Company looks principally to the borrowers' cash flow as the source of payment, many commercial loans are secured by real estate as a secondary source of repayment. The Company's real estate and construction loans are diversified by type of collateral and are concentrated geographically throughout the five counties it serves in Southern California. The Company is currently in the process of diversifying its loan portfolio to include more commercial loans to businesses. In addition to the collateralized position on its lending activities, all lending transactions are subject to the Bank's credit evaluation, underwriting criteria and monitoring standards.

    The lending activities of the Company are guided by the basic lending policy established by the Company's Board of Directors. Each loan is evaluated based on, among other things, character and leverage capacity of the borrower; capital and investment in a particular property, if applicable; cash flow; collateral; market conditions for the borrower's business or project; and prevailing economic trends and conditions. The Company's lending policy also requires an independent appraisal or an evaluation on each parcel of real estate which will be taken as collateral for a loan. Loan approval is centralized, and no officer has loan approval authority in excess of $100,000 on unsecured loans or $250,000 on secured loans.

    The following table sets forth the type and amount of loans outstanding as of the dates indicated:

                                                                           December 31,
                                                  ---------------------------------------------------------------
                                                     1993         1992         1991         1990         1989
                                                  -----------  -----------  -----------  -----------  -----------
                                                                      (Dollars in thousands)
Real estate-mortgage............................  $   147,039  $   138,430  $   151,620  $   125,389  $   106,173
Construction....................................       87,829      164,194      188,978      148,605       87,898
Commercial......................................       86,260       85,618       86,946       66,006       52,386
Installment.....................................        2,046        2,938        2,940        2,687        2,598
                                                  -----------  -----------  -----------  -----------  -----------
  Total loans...................................      323,174      391,180      430,484      342,687      249,055
Allowance for loan losses.......................      (18,200)     (13,466)      (9,135)      (3,473)      (2,505)
Deferred loan fees..............................         (426)        (345)      (1,238)      (1,608)      (1,393)
                                                  -----------  -----------  -----------  -----------  -----------
  Total net loans...............................  $   304,548  $   377,369  $   420,111  $   337,606  $   245,157
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

    Except as otherwise disclosed herein, as of December 31, 1993, the Company did not have any concentration of loans in any particular industry exceeding 10% of total outstanding loans.

    In light of the current economic environment and the impact it has had and may have on the real estate sector, as well as a regulatory recommendation regarding the size and growth of the Company's real estate related loans prior to 1992, management remains committed to reducing the Company's real estate concentration, particularly construction lending. At the same time, management intends to continue diversifying the loan portfolio by increasing the level of non-real estate credits to the extent such loans satisfy the Bank's underwriting criteria and are available and by limiting the growth of new real estate related loans.

    REAL ESTATE-MORTGAGE LOANS. Approximately 45.5% of the Company's loan portfolio at December 31, 1993 was comprised of medium term mortgage loans, virtually all of which were secured by first deeds of trust. The following table sets forth the composition of such mortgage loans by broad type of collateral as of the dates indicated.

                                                                                             December 31,
                                                                    --------------------------------------------------------------
                                                                           1993                  1992                  1991
                                                                    ------------------    ------------------    ------------------
                                                                     Amount    Percent     Amount    Percent     Amount    Percent
                                                                    --------   -------    --------   -------    --------   -------
                                                                                        (Dollars in thousands)
Residential:
  1-4 family units...............................................   $ 24,298     16.5%    $ 21,807     15.8%    $ 24,335     16.1%
  Multifamily....................................................     16,309     11.1       12,632      9.1       16,885     11.1
Commercial and industrial........................................     79,398     54.0       70,776     51.1       67,953     44.8
Land acquisition loans...........................................     27,034     18.4       33,215     24.0       42,447     28.0
                                                                    --------   -------    --------   -------    --------   -------
  Total..........................................................   $147,039    100.0%    $138,430    100.0%    $151,620    100.0%
                                                                    --------   -------    --------   -------    --------   -------
                                                                    --------   -------    --------   -------    --------   -------

    The Company's 1-4 family residential mortgage loans, which averaged approximately $270,000 at December 31, 1993 (with four loans over $1 million), are typically secured by moderate or high-priced single family residences located in the Company's principal market area. These loans generally have a term of five years, are amortized over 20 to 30 years, provide for a balloon payment at the end of the term and generally bear a floating rate of interest either tied to the 11th District cost of funds or the Company's prime rate. These loans generally were underwritten with loan-to-value ratios ranging from approximately 70% to 80%, which decreases progressively for loans in excess of $250,000.

    The Company's multifamily residential mortgage loans, which averaged approximately $652,000 at December 31, 1993 (with four loans over $1 million), are typically secured by small (8 to 30 unit) apartment projects for which the Company has provided the construction financing (see "Item 1. Business -- Loan Portfolio -- Construction Loans" below). These loans generally have a term of five years, are amortized over 20 to 30 years and bear a floating rate of interest tied to the Company's prime rate. The Company's underwriting standards generally apply a maximum loan-to-value ratio of 75% to these loans.

    The Company's commercial and industrial mortgage loans, which averaged approximately $696,000 at December 31, 1993 (with 29 loans over $1 million), are primarily secured by small office buildings and multi-use industrial buildings that are either owner-occupied or built for rental purposes and, to a much lesser extent, by small (20 to 50 unit) motels located in the Company's principal market area. These loans generally have a term of three to five years, are amortized over 20 years and bear a floating rate of interest tied to the Company's prime rate. The Company's underwriting standards generally apply a maximum loan-to-value ratio of 70% to these loans.

    Land acquisition loans, which averaged approximately $403,000 at December 31, 1993 (with four loans over $1 million), are typically secured by raw land acquired for residential, commercial or industrial development within a relatively short period of time after acquisition. Of the amount outstanding at December 31, 1993, 56.2% was for residential development, 42.1% was for commercial projects and 1.7% was for industrial development. These loans generally mature in three years or less, bear a floating rate of interest tied to the Company's prime rate and are all due and payable at maturity. In addition, these loans were generally underwritten between 45% to 60% of the appraised value of the property on an undeveloped basis under the Company's underwriting policy.

    Although real estate-mortgage loans increased by approximately $8.6 million at the close of 1993 from the amount outstanding at December 31, 1992, this increase is primarily attributable to an increase in mini-permanent loans made by the Company to existing customers. The Company's mini-permanent loans represent loans that have a term of three to five years, are amortized over 20 to 25 years and provide for a balloon payment at the end of the term. Most of these loans provide intermediate term financing for construction loans that were originated by the Company. The Company expects to continue to provide intermediate term financing of this type in the future.

    CONSTRUCTION LOANS. Approximately 27.2% of the Company's loan portfolio at December 31, 1993 was comprised of construction loans. The following table sets forth the composition of such construction loans by broad type of project as of the dates indicated.

                                                                                             December 31,
                                                                    --------------------------------------------------------------
                                                                           1993                  1992                  1991
                                                                    ------------------    ------------------    ------------------
                                                                     Amount    Percent     Amount    Percent     Amount    Percent
                                                                    --------   -------    --------   -------    --------   -------
                                                                                        (Dollars in thousands)
Residential:
  1-4 family units...............................................   $ 59,349     67.6%    $ 94,204     57.4%    $ 78,308     41.4%
  Multifamily....................................................      8,437      9.6       16,000      9.7       59,169     31.3
Commercial and industrial........................................     20,043     22.8       53,990     32.9       51,501     27.3
                                                                    --------   -------    --------   -------    --------   -------
  Total..........................................................   $ 87,829    100.0%    $164,194    100.0%    $188,978    100.0%
                                                                    --------   -------    --------   -------    --------   -------
                                                                    --------   -------    --------   -------    --------   -------

    During the last two and a half years, the Company's residential construction loans have increased as a percentage of the Company's total construction loan portfolio. This increase is indicative of the Company's preference for entry level housing projects, including detached homes and condominiums, and multifamily rental units, and the demand for such loans by its regular construction customers. These single-family housing and condominium units built for resale typically average approximately 1,600 square feet and sell for $130,000 to $250,000.

    The multifamily residential units financed by the Company consist of low-rise apartment projects of between eight and 30 units, each ranging in size from 800 square feet to 1,000 square feet, and rent for between $750 and $1,000 per month. As of December 31, 1993, four of the Company's residential construction loans, totalling approximately $2.3 million, or 0.7% of the total loan portfolio, were for projects located outside the State of California. The borrowers on these out-of-state loans are customers with whom the Company has had a long-standing relationship and who previously have demonstrated an ability to complete similar projects successfully.

    The Company's residential construction loans generally bear a floating rate of interest and mature in one year or less. The Company's residential construction loan underwriting standards generally limit the loan amount to approximately 70% of the completed value of the project. Larger single-family residential projects, including detached homes and/or condominiums, which consist of 15 to 150 units, are usually built by the Company's customers on a phased basis. Construction loans for these projects are generally underwritten on a phase-by-phase basis, such that each phase must qualify for financing separately and only after all or substantially all of the units in the prior phase or phases have been sold.

    The Company's commercial and industrial construction loans are typically made for the construction of small office, multi-use industrial buildings and, to a lesser extent, retail centers and had an average outstanding balance of $2.0 million at December 31, 1993. The Company's commercial and industrial construction loans generally bear a floating rate of interest and mature in one year or less. The Company's commercial and industrial loan underwriting standards generally limit the loan amount to approximately 70% of the completed value of the project. Since inception, all of the Company's commercial construction projects have been located in Southern California and have been made to customers who have had long-standing relationships with the Company and who generally have had previous success in the commercial construction industry.

    The Company disburses funds under each construction loan in accordance with a disbursement schedule that is part of the construction loan agreement and details the budgeted project cost. Borrowers are required to submit payment requests with cost breakdowns and invoices that are accompanied by, as appropriate, labor releases, original material releases and payee signatures acknowledging pending payment. Payment requests must also be supported by project inspection reports that include, among other things, line item actual cost amount comparisons to budgeted costs, photographs of the project and a discussion of the project's status. Funds are disbursed only after the request has been reviewed by the Company and a determination has been made that the project is proceeding on budget.

    Real estate mortgage and construction lending contain potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area have had and could have a further negative impact on the performance of the loan portfolio or value of the collateral. During the last three years, the Company has been adversely affected by the actualization of these risks. See "Nonaccrual, Past Due and Modified Loans" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    COMMERCIAL LOANS.   As  of December  31, 1993,  approximately 26.7%  of  the
Company's loan portfolio was comprised of commercial loans. Loans in this category, which averaged approximately $131,000 at December 31, 1993, include loans made primarily to small and medium sized businesses and professionals for working capital and equipment acquisitions, as well as trade finance. In addition, at December 31, 1993, the Company had made available $24.0 million in secured warehouse lines of credit to Southern California mortgage banking companies, of which $14.1 million was outstanding. At December 31, 1993, approximately 70% of the Company's commercial loans were to borrowers involved in the real estate industry, such as real estate brokers, title insurance companies, escrow companies, mortgage banking companies and other real estate professionals. Although the Company typically looks to the borrower's cash flow as the principal source of repayment for such loans, approximately 34.4% of the loans within this category at December 31, 1993 were secured by real estate as a secondary source of repayment. Certain of the Company's commercial loans are secured by buildings for which the Company has provided the construction financing.

    As indicated above, a significant portion of the Company's loan portfolio, including commercial loans, is secured by real estate. The general economy in the Company's market area, and particularly the real estate market, are suffering from the effects of persistent recessionary conditions. Real estate values have been negatively impacted resulting in increases in the Company's average loan to value ratios in almost all segments of its loan portfolio. The current recession also has negatively impacted the volume of real estate transactions which adversely affected certain commercial borrowers involved in the real estate industry.

    INSTALLMENT LOANS. Installment loans consist primarily of automobile loans and loans made to finance small equipment acquisitions. These loans are made primarily as an accommodation to existing customers and are not a substantial part of the Company's lending strategy.

    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

    The following table sets forth the maturity distribution of the Company's loan portfolio (excluding installment loans) at December 31, 1993, which are based on remaining scheduled principal repayments (dollars in thousands).

                                                                              MATURING
                                                               --------------------------------------
                                                                              OVER ONE
                                                               ONE YEAR OR  THROUGH FIVE   OVER FIVE
                                                                  LESS         YEARS         YEARS        TOTAL
                                                               -----------  ------------  -----------  -----------
Real estate-mortgage.........................................   $  57,551    $   72,315    $  17,173   $   147,039
Construction.................................................      83,853         3,976            -        87,829
Commercial...................................................      62,501        22,494        1,265        86,260
                                                               -----------  ------------  -----------  -----------
  Total......................................................   $ 203,905    $   98,785    $  18,438   $   321,128
                                                               -----------  ------------  -----------  -----------
                                                               -----------  ------------  -----------  -----------

    The following table sets forth the sensitivity of the amounts due after one year to changes in interest rates for the Company's loan portfolio (excluding installment loans) at December 31, 1993 (dollars in thousands).

                                                                           MATURING
                                                                   ------------------------
                                                                    OVER ONE
                                                                     THROUGH       OVER
                                                                   FIVE YEARS   FIVE YEARS      TOTAL
                                                                   -----------  -----------  -----------
Loans:
  With fixed interest rates......................................   $  25,290    $   5,186   $    30,476
  With variable interest rates...................................      73,495       13,252        86,747
                                                                   -----------  -----------  -----------
      Total......................................................   $  98,785    $  18,438   $   117,223
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

    NONACCRUAL, PAST DUE AND MODIFIED LOANS

    The performance of the Company's loan portfolio is evaluated regularly by senior management. Interest on loans is accrued monthly as earned. When, in the opinion of management, a reasonable doubt exists as to the collection of principal or interest, such loans are evaluated individually to determine both the collectibility and the adequacy of collateral. Loans are generally placed on nonaccrual status when principal or interest is past due 90 days or more, or management has reasonable doubt as to the full collection of principal and interest, at which time the accrual of income is discontinued and previously accrued but unpaid interest is reversed against income. Subsequent interest payments are generally credited to income when received, except when the ultimate collectibility of principal is uncertain, in which case all collections are applied as principal reductions.

    The following table sets forth the amount of the Company's nonperforming loans (nonaccrual loans and loans delinquent 90 days or more) and loans with modified terms as of the dates indicated (dollars in thousands).

                                                                             DECEMBER 31,
                                                      ----------------------------------------------------------
                                                        1993         1992         1991        1990        1989
                                                      --------     --------     --------     -------     -------
Nonaccrual loans..................................    $29,056      $33,316      $17,050      $  268      $  287
Loans delinquent 90 days or more (1)..............      5,769        1,547       11,734       2,403       2,452
                                                      --------     --------     --------     -------     -------
  Total nonperforming loans (2)...................    $34,825      $34,863      $28,784      $2,671      $2,739
                                                      --------     --------     --------     -------     -------
                                                      --------     --------     --------     -------     -------
Loans with modified terms (1).....................    $ 9,539      $ 2,149      $ 8,124      $    -      $  103
                                                      --------     --------     --------     -------     -------
                                                      --------     --------     --------     -------     -------
Nonperforming loans and loans with modified
  terms...........................................    $44,364      $37,012      $36,908      $2,671      $2,842
                                                      --------     --------     --------     -------     -------
                                                      --------     --------     --------     -------     -------
Nonaccrual and past due loans as a percentage of
  total loans.....................................       10.8%         8.9%         6.7%        0.8%        1.1%

- ------------------------
(1) These loans were on accrual status throughout the year or, if held for part of the year, since their origination. Included in loans delinquent 90 days or more at December 31, 1993 were $1.7 million of loans which were pending receipt of documentation for purposes of renewal or extension which was received shortly after the close of 1993 and, in turn, caused such loans to return to performing status.
(2) Nonperforming loans at December 31, 1993 and 1992 are shown net of participations sold to others of approximately $576,000 and $4.8 million, respectively.

    The following tables set forth the Company's nonperforming loans by type as of the dates indicated (dollars in thousands):

                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Nonaccrual loans:
  Real estate-mortgage.........................................................  $  13,804  $  15,578  $   9,013
  Construction.................................................................      9,214     16,416      7,361
  Commercial...................................................................      6,005      1,320        659
  Installment..................................................................         33          2         17
                                                                                 ---------  ---------  ---------
    Total......................................................................  $  29,056  $  33,316  $  17,050
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1993       1992       1991
                                                                                    ---------  ---------  ---------
Loans past due 90 days or more and still accruing interest:
  Real estate-mortgage............................................................  $   4,486  $      70  $   8,954
  Construction....................................................................          -      1,363      2,305
  Commercial......................................................................      1,247        100        228
  Installment.....................................................................         36         14        247
                                                                                    ---------  ---------  ---------
    Total.........................................................................  $   5,769  $   1,547  $  11,734
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    The following tables set forth the composition of nonperforming loans by broad collateral type as of the dates indicated (dollars in thousands):

                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
Nonaccrual loans:
  Real estate:
    Residential:
      1-4 Family units.........................................................  $  13,502  $  11,358  $   8,017
      Multifamily units........................................................      2,815      1,316          -
      Land(1)..................................................................      5,703      8,723      5,858
    Commercial and industrial:
      Units....................................................................      4,415      6,965          -
      Land(2)..................................................................        356      4,255      2,586
  Business and consumer........................................................      2,265        699        589
                                                                                 ---------  ---------  ---------
                                                                                 $  29,056  $  33,316  $  17,050
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1993       1992       1991
                                                                                    ---------  ---------  ---------
Loans past due 90 days or more and still accruing interest:
  Real estate:
    Residential:
      1-4 Family units............................................................  $   1,001  $     725  $   2,134
      Multifamily units...........................................................        439        554          -
      Land........................................................................          -          -        150
    Commercial and industrial:
      Units.......................................................................        661        154      3,005
      Land(3).....................................................................      3,050          -      5,323
  Business and consumer...........................................................        618        114      1,122
                                                                                    ---------  ---------  ---------
                                                                                    $   5,769  $   1,547  $  11,734
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

- ------------------------
(1) At December 31, 1993, nonaccrual loans secured by residential land were comprised of approximately $3.4 million of land which was zoned and tentatively or fully mapped for immediate use and approximately $2.3 million of land that requires additional permits, zone changes or other efforts to be suitable for immediate use.
(2) At December 31, 1993, all such loans were secured by commercial or industrial land that requires additional permits, zone changes and other efforts to be suitable for immediate use.
(3) At December 31, 1993, loans past due 90 days or more and still accruing interest secured by commercial and industrial land was zoned and tentatively or fully mapped for immediate use.

    The following table sets forth the Company's loans with modified terms by type as of the dates indicated (dollars in thousands):

                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1993       1992       1991
                                                                                     ---------  ---------  ---------
Real estate-mortgage...............................................................  $   6,368  $   2,149  $   3,089
Construction.......................................................................      2,072          -      4,835
Commercial.........................................................................      1,099          -        200
                                                                                     ---------  ---------  ---------
  Total............................................................................  $   9,539  $   2,149  $   8,124
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    At December 31, 1993, the Company's portfolio of loans with modified terms reflects the original principal amount as amortized by their terms, less a $600,000 charge-off of principal taken against one credit at the time of modification. The weighted average stated yield on these loans for the year ended December 31, 1993 was approximately 5.5%. The Company's average cost of interest-bearing liabilities was 3.3% for the year ended December 31, 1993.

    The following table sets forth the composition of loans with modified terms by broad collateral type as of the dates indicated (dollars in thousands):

                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1993       1992       1991
                                                                                     ---------  ---------  ---------
Real estate:
  Residential:
    1-4 Family units...............................................................  $       -  $       -  $   2,360
    Multifamily units..............................................................      1,280          -          -
  Commercial and industrial........................................................      7,493      2,126      5,764
Business and consumer..............................................................        766         23          -
                                                                                     ---------  ---------  ---------
                                                                                     $   9,539  $   2,149  $   8,124
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    Since 1991, the Company has been impacted by the significant slowdown in California's economic activity. One result of the current recessionary environment has been the decrease of real estate values in certain sectors of the Company's target markets which, in turn, has affected certain borrowing customers' financial capabilities and liquidity. The significant increase in amounts reported as nonperforming loans since 1990 is attributable to the existing economic climate, and a substantial portion of the nonperforming loans are real estate mortgage and construction credits. At December 31, 1993, 1992, and 1991, the ratio of the allowance for loan losses to period end nonperforming loans was 52.3%, 38.6% and 31.7%, respectively.

    The amount of loans with modified terms has increased significantly since 1992. It is the Company's policy to consider a restructured loan a loan with modified terms when a determination has been made that greater economic value may be realized under new terms rather than through foreclosure, liquidation or other disposition. In such circumstances, the Company may grant a concession to the borrower that it would not otherwise grant, including the reduction of interest charged, the forgiveness of certain penalties and, in certain cases, the reduction of the principal balance on a loan.

    Except for the loans included in the nonperforming and modified loan tables above and approximately $35.3 million in additional credits, which represent loans that have been identified by management as potential problem credits but are not included in the tables above, the Company is not aware of any other loans at December 31, 1993 where known information about possible credit problems of the borrower causes management to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in such loans being included in such tables at some future date.

    The following table sets forth the composition of potential problem credits by broad collateral type at December 31, 1993 (dollars in thousands):

Real estate:
  Residential:
    1-4 Family units......................................................  $  10,360
    Multifamily units.....................................................      9,856
    Land..................................................................      1,875
  Commercial and industrial:
    Units.................................................................     11,101
Business and Consumer.....................................................      2,122
                                                                            ---------
                                                                            $  35,314
                                                                            ---------
                                                                            ---------

    Management cannot predict the extent to which the current recessionary economic environment may persist or worsen or the full impact such environment may have on the Company's loan portfolio. However, if current economic conditions continue for a sustained period of time or worsen, management anticipates that the Bank's borrowers will be adversely effected and underlying collateral values will continue to decline. Furthermore, the Bank's primary regulators review the loan portfolio as an integral part of their periodic examinations of the Bank, and their assessment of specific credits, based upon information available to them at the time of their examinations, may affect the level of the Company's nonperforming loans. Accordingly, there can be no assurance that other loans will not be placed on nonaccrual, become 90 days or more past due or have terms modified in the future.

    ALLOWANCE FOR LOAN LOSSES

    A certain degree of risk is inherent in the extension of credit. Management has credit policies in place to monitor and attempt to control the level of loan losses and nonperforming loans. One product of the Company's credit risk management is the maintenance of the allowance for loan losses at a level considered by management to be adequate to absorb estimated known and inherent losses in the existing portfolio, including commitments and standby letters of credit. The allowance for loan losses is established through charges to operations in the form of provisions for loan losses.

    The allowance is based upon a regular review of current economic conditions, which might affect a borrower's ability to pay, underlying collateral values, risks in and the composition of the loan portfolio, prior loss experience and industry averages. In addition, the Bank's primary regulators, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may recommend additions to the allowance based on their assessment of information available to them at the time of their examination. Loans that are deemed to be uncollectible are charged-off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged-off are added to the allowance.

    The following table sets forth the Company's loan loss experience and certain information relating to its allowance for loan losses as of the dates and for the years indicated (dollars in thousands).

                                                                                 YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                1993         1992         1991         1990         1989
                                                              ---------    ---------    ---------    ---------    ---------
Average net loans outstanding..............................   $353,032     $420,192     $392,997     $291,741     $203,090
                                                              ---------    ---------    ---------    ---------    ---------
                                                              ---------    ---------    ---------    ---------    ---------
Allowance for loan losses:
  Balance at beginning of period...........................   $ 13,466     $  9,135     $  3,473     $  2,505     $  1,713
                                                              ---------    ---------    ---------    ---------    ---------
  Charge-offs:
    Commercial loans.......................................     (4,068)      (1,863)        (250)        (153)        (419)
    Real estate-mortgage loans.............................     (5,286)        (705)           -            -            -
    Construction loans.....................................     (4,142)      (2,486)           -            -            -
    Installment loans......................................        (73)         (61)         (38)         (42)         (34)
  Recoveries:
    Commercial loans.......................................         44           39            2            -            -
    Real estate-mortgage loans.............................          -            -            -            -            -
    Construction loans.....................................          -            -            -            -            -
    Installment loans......................................          9           12            2            3            9
                                                              ---------    ---------    ---------    ---------    ---------
  Net charge-offs..........................................    (13,516)      (5,064)        (284)        (192)        (444)
                                                              ---------    ---------    ---------    ---------    ---------
  Provision charged to operations..........................     18,250        9,395        5,946        1,160        1,236
                                                              ---------    ---------    ---------    ---------    ---------
  Balance at end of period.................................   $ 18,200     $ 13,466     $  9,135     $  3,473     $  2,505
                                                              ---------    ---------    ---------    ---------    ---------
                                                              ---------    ---------    ---------    ---------    ---------
  Ratio of allowance for loan losses to loans outstanding
   at end of period........................................       5.64%        3.45%        2.13%        1.01%        1.01%
  Ratio of allowance for loan losses to nonperforming loans
   at the end of the period................................      52.26%       38.63%       31.74%      130.03%       91.46%
  Ratio of net charge-offs to average loans outstanding
   during the period.......................................       3.83%        1.21%        0.07%        0.07%        0.22%

    The increase in net charge-offs during 1993 and in 1992 from those reported in prior periods primarily resulted from losses recognized upon transfer of assets to other real estate owned ("OREO"), losses taken on certain real estate related loans due to economic conditions and other charge-offs related to loans deemed uncollectible by the Company.

    Management believes that the allowance for loan losses at December 31, 1993 was adequate to absorb the known and inherent losses in the loan portfolio at that time. However, no assurance can be given that continuation of current recessionary factors, future changes in economic conditions that might adversely affect the Company's principal market area, borrowers or collateral values, and other circumstances will not result in increased losses in the Company's loan portfolio in the future.

    Although the Company does not normally allocate the allowance for loan losses to specific loan categories, an allocation has been made for purpose of this discussion as set forth below. The allocations used in the table are based upon the criteria considered by management in determining the amount of additional provisions for loan losses and the aggregate level of the allowance for loan losses (dollars in thousands).

                                DECEMBER 31, 1993                   DECEMBER 31, 1992                    DECEMBER 31, 1991
                        ---------------------------------   ---------------------------------   -----------------------------------
                                           PERCENTAGE OF                       PERCENTAGE OF                         PERCENTAGE OF
                                           LOANS IN EACH                       LOANS IN EACH                         LOANS IN EACH
                         ALLOWANCE FOR      CATEGORY TO      ALLOWANCE FOR      CATEGORY TO     ALLOWANCE FOR LOAN    CATEGORY TO
                          LOAN LOSSES       TOTAL LOANS       LOAN LOSSES       TOTAL LOANS           LOSSES          TOTAL LOANS
                        ----------------   --------------   ----------------   --------------   ------------------   --------------
Real
 estate-mortgage......      $ 6,246          45.5%              $ 2,823          35.0%                $ 1,618          35.2%
Construction..........        4,632          27.2                 6,134          41.8                   2,657          43.9
Commercial............        4,644          26.7                 1,719          22.5                     966          20.2
Installment...........           75            .6                    29            .7                      28            .7
Unallocated...........        2,603           -                   2,761           -                     3,866           -
                           --------        -----               --------        -----                  -------        -----
                            $18,200         100.0%              $13,466         100.0%                $ 9,135         100.0%
                           --------        -----               --------        -----                  -------        -----
                           --------        -----               --------        -----                  -------        -----

    The allocation of the allowance for loan losses should not be interpreted as an indication of future credit trends or that losses will occur in these amounts or proportions. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories, since even on the above basis there is a substantial unallocated portion of the allowance, and the total allowance is a general allowance applicable to the entire portfolio.

OTHER REAL ESTATE OWNED

    Real estate and other assets acquired in satisfaction of loans are recorded at estimated fair value, less estimated costs of disposition, and any difference between fair value and the loan amount is charged to the allowance for loan losses. Gains and losses from the sale of such assets, any subsequent additions to the OREO valuation allowance and net operating expenses are included in noninterest expense.

    Activity in OREO for the periods indicated is as follows (dollars in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                          1993       1992       1991
                                                                       ----------  ---------  ---------
Balance, beginning of period.........................................  $    4,359  $   2,945  $       -
Additions............................................................      24,209      6,071      6,245
Sales................................................................     (13,905)    (4,617)    (3,300)
Valuation adjustments................................................        (714)       (40)         -
                                                                       ----------  ---------  ---------
Balance, end of period...............................................  $   13,949  $   4,359  $   2,945
                                                                       ----------  ---------  ---------
                                                                       ----------  ---------  ---------

    The following sets forth the composition of OREO, net of valuation adjustments, by broad type of collateral at the dates indicated (dollars in thousands):

                                                                                   DECEMBER 31,
                                                                          -------------------------------
                                                                            1993       1992       1991
                                                                          ---------  ---------  ---------
Residential:
  1-4 Family units......................................................  $   7,023  $   1,410  $   2,495
  Land..................................................................      3,736         50          -
Commercial and industrial:
  Units.................................................................      1,540      1,782        450
  Land..................................................................      1,650      1,117          -
                                                                          ---------  ---------  ---------
    Total...............................................................  $  13,949  $   4,359  $   2,945
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

DEPOSITS

    The Company has generated a substantial portion of its deposits from large balance depositors by offering various customer services. A significant amount of such deposits are from Southern California based title insurance companies and escrow companies. Customer services consist primarily of accounting and courier services. The Company seeks to control its customer service expense by continuously monitoring the earnings performance of its account relationships and, on that basis, limiting the amount of services provided. As of December 31, 1993, title insurance companies and escrow companies accounted for approximately $287.3 million, or 89.0%, of the Company's noninterest-bearing demand deposits which compares to $374.1 million, or 90.3% of the Company's noninterest-bearing demand deposits at the close of 1992. The decline between the close of 1993 and 1992 principally reflects a slow down in real estate transaction activity handled by such depositors, and to a lesser extent, the Company's reduced reliance on such accounts as a funding source. At December 31, 1993, the Company's five largest title insurance company customers accounted for $129.5 million, or 24.6% of total deposits; the two largest of such customers accounted for 8.5% and 6.3% of total deposits.

    Title insurance company deposits and, to a lesser extent, escrow company deposits are subject to greater fluctuation and can be sensitive to prevailing interest rates and other general economic factors that affect the demand for housing and other real estate than other types of demand deposits. For example, as real estate development and sales activity decline during periods of rising interest rates, the Company might experience a corresponding decline in its demand deposits from such sources. Should the Company experience a decline in the level of such deposits, it would have to obtain funds from other sources, and probably at higher rates, to maintain, or expand, its lending activities. An increase in the cost of funds without a corresponding increase in the yield on interest earning assets would likely decrease the Company's net interest income, which is the primary component of the Company's earnings. During the first quarter of 1994, the Board of Governors of the Federal Reserve System issued a new interpretive release which is applicable to all member banks, such as the Bank, and other entities, which limits the payment of customer service expense to prescribed instances. As a result of this release, it is expected that certain balances of accounts associated with these expenses and customer service expense will decline in 1994.

    Labor union deposits, which were $91.5 million at December 31, 1993, or 17.4% of total deposits and were $90.9 million at December 31, 1992, or 15.2% of total deposits, generally are not transaction oriented and, thus, are less likely to fluctuate with the general level of interest rates. At December 31, 1993, approximately 64.2% of such deposits were demand deposits. Management believes that labor union deposits are subject to less fluctuation than title insurance company and escrow company deposits and therefore afford a more stable funding source for the Company's lending activities. No individual account represented 10% or more of total deposits.

    Time certificates of deposit of $100,000 or more, which were $22.2 million at December 31, 1993, or 4.2% of total deposits and were $28.4 million, or 4.7%, of total deposits at December 31, 1992, are generally more sensitive to changes in interest rates than other types or amounts of deposits.

    The Company's period end deposit balances traditionally reflect increases in noninterest-bearing demand deposits from title insurance company and escrow company customers. These deposits increase at or near each month end as the underlying real estate transactions being handled by such deposit customers are nearing consummation. Accordingly, management considers average deposit balances to be more indicative of the Company's deposit base.

    The following table sets forth the distribution of average deposits and the rates paid thereon for the years indicated (dollars in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------------------------------------------
                                             1993                              1992                              1991
                                ------------------------------    ------------------------------    ------------------------------
                                 AMOUNT   RATE     % OF TOTAL      AMOUNT   RATE     % OF TOTAL      AMOUNT   RATE     % OF TOTAL
                                --------  -----    -----------    --------  -----    -----------    --------  -----    -----------
Noninterest-bearing demand
 deposits.....................  $323,661    -  %      59.3%       $383,580    -  %      63.6%       $292,079    -  %      54.9%
Interest-bearing demand and
 savings deposits.............    53,626    2.3        9.8          65,242    2.7       10.8          57,187    3.4       10.8
Money market deposits.........    52,327    2.5        9.6          51,813    3.2        8.6          47,701    5.2        9.0
Time certificates of deposit..   116,603    3.9       21.3         102,210    5.0       17.0         134,621    7.0       25.3
                                --------  -----    -----          --------  -----    -----          --------  -----    -----
  Total.......................  $546,217    3.2%     100.0%       $602,845    3.9%     100.0%       $531,588    5.9%     100.0%
                                --------  -----    -----          --------  -----    -----          --------  -----    -----
                                --------  -----    -----          --------  -----    -----          --------  -----    -----

    During the year ended December 31, 1993, the mix in the composition of average deposits changed from the prior year as average noninterest-bearing demand deposits decreased, and average time certificates of deposit increased, when expressed as a percentage of average total deposits. Average noninterest-bearing demand deposits comprised 59.3%, 63.6% and 54.9% of average total deposits for the years ended December 31, 1993, 1992 and 1991, respectively. Average time certificates of deposit comprised 21.3%, 17.0% and 25.3% of total average deposits for the years ended December 31, 1993, 1992 and 1991, respectively. Total average interest-bearing demand, savings and money market deposits, when expressed as a percentage of total average deposits, remained comparable over the three years ended December 31, 1993, and were 19.4%, 19.4% and 19.7%, respectively, during 1993, 1992 and 1991. The increase in the Company's average time certificates of deposit during the year ended December 31, 1993 from the prior year's average is, in management's opinion, attributable to efforts devoted toward diversifying the Company's funding sources. The Company's noninterest-bearing deposits declined in 1993 from levels reached in the prior two years reflecting the decreased volume of title insurance company and escrow company deposit activity occurring as a result of recent declines in refinancing activity from levels in the prior two years. During the first quarter of 1994, the Board of Governors of the Federal Reserve System issued a new interpretive release which is applicable to all member banks, such as the Bank, and other entities, which limits the payment of customer service expense to certain prescribed instances. As a result of the issuance of this interpretive release it is expected that certain noninterest-bearing account balances of title insurance company and escrow company depositors will decline in 1994.

    The following table sets forth the maturities of the Company's time certificates of deposit outstanding at December 31, 1993 (dollars in thousands).

                                                                                              $100,000
                                                                              UNDER $100,000  AND OVER
                                                                              --------------  ---------
Three months or less........................................................    $    4,604    $   5,459
Over three months through six months........................................        20,787        6,626
Over six months through twelve months.......................................        39,613        8,789
Over twelve months..........................................................        14,640        1,368
                                                                              --------------  ---------
  Total.....................................................................    $   79,644    $  22,242
                                                                              --------------  ---------
                                                                              --------------  ---------

COMPETITION

    The Company faces substantial competition for deposits and loans throughout its market area. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, thrift and loans, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings institutions, thrift and loans, mortgage banking firms, credit unions and other financial intermediaries. The Company faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas. Many of the financial intermediaries operating in the Company's market areas offer certain services, such as trust, investment and international banking services, which the Company does not offer directly (other than custodial, cash management and securities servicing provided by Guardian Trust Company). Additionally, banks with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. The Company has three offices located in Los Angeles, Fountain Valley and Ontario, California. Neither the deposits nor loans of any office of the Company exceed 1% of the aggregate loans or deposits of all financial intermediaries located in the counties in which such offices are located.

EMPLOYEES

    At December 31, 1993, the Company employed 159 people. Management believes that its relations with its employees are satisfactory.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

    Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed below.

    FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Reserve Board, the Comptroller of the Currency, the Office of Thrift Supervision and the FDIC (collectively, the "Federal banking agencies").

    BIF RECAPITALIZATION. The FDIC Improvement Act provides the FDIC with three additional sources of funds to protect deposits insured by the Bank Insurance Fund (the "BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the U.S. Treasury; borrow from the Federal Financing Bank up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver; and borrow from financial intermediaries that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits.

    IMPROVED EXAMINATIONS. All insured depository institutions must undergo a full-scope, on-site examination by their appropriate Federal banking agency at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate Federal banking agency against each institution or affiliate as it deems necessary or appropriate.

    STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the FDIC Improvement Act, the Federal banking agencies have issued proposed safety and soundness standards on matters such as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. The proposals, among other things, establish the maximum ratio of classified assets to total capital at 1% and the minimum level of earnings sufficient to absorb losses without impairing capital. The proposals provide that a bank's earnings are sufficient to absorb losses without impairing capital if the bank is in compliance with minimum capital requirements and the bank would, if its net income or loss over the last four quarters continued over the next four quarters, remain in compliance with minimum capital requirements. Any institution which fails to comply with these standards must submit a compliance plan. Failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. No assurance can be given as to the final form of the proposed regulations or, if adopted, the impact of such regulations on the Company and the Bank.

    In December 1992, the Federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

    PROMPT CORRECTIVE REGULATORY ACTION. The FDIC Improvement Act requires each Federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

    The law requires each Federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet one or more of the capital requirements), significantly undercapitalized (significantly below one or more capital requirement) and critically undercapitalized (failing to meet all capital requirements).

    In September 1992, the Federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of the FDIC Improvement Act. Under the regulations, an insured depository institution will be deemed to be:

       -"well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based ratio capital of 6% or greater and a leverage ratio of 5% or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

       -"adequately  capitalized" if  it has  a total  risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

       -"undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

       -"significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

       -"critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate Federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and Federal banking agencies are given less flexibility in deciding how to deal with it.

    The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate Federal banking agency, subjected to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate Federal banking agency 45 days after becoming undercapitalized. The appropriate Federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate Federal banking agency may impose on any undercapitalized depository institution any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

    An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of the FDIC Improvement Act; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate Federal banking agency. Although the appropriate Federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate Federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

    Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

    As of December 31, 1993, the Bank had a total risk-based capital ratio of 8.33%, a Tier 1 risk-based capital ratio of 7.02% and a leverage ratio of 4.19%. The Bank is subject to a written regulatory agreement that requires it to develop a plan to maintain an adequate capital position. See "Item 1. Business
- -- Supervision and Regulation -- Potential and Existing Enforcement Actions." Pursuant to its plan, in January 1994, the Company raised gross proceeds of approximately $19.7 million in new equity capital in a rights offering (offering) which, after deducting capital raising costs, provided $18.0 million in net equity capital. The Company contributed $16.5 million of the net proceeds to the Bank in the form of Tier 1 capital. On a proforma basis, the Bank's total risk-based capital ratio, and Tier 1 risk-based capital ratio and leverage ratio are 11.77%, 13.07% and 6.89%, respectively, at December 31, 1993, assuming that the Bank had received the capital contribution and, in turn, placed the funds in 20% risk-weighted assets at year end. Under the same assumptions, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio were 13.08%, 10.95% and 6.68%, respectively.

    OTHER ITEMS. The FDIC Improvement Act also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate Federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any Federal savings association may acquire or be acquired by any insured depository institution.

    The FDIC has adopted final regulations implementing the risk-based premium system mandated by the FDIC Improvement Act. Under the final regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% leverage capital ratio. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary Federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. As a result, the assessment rates within each of three capital categories will be as follows (expressed as cents per $100 of deposits):

                                                SUPERVISORY SUBGROUP
                                               ----------------------
                                                A        B        C
                                               ----     ----     ----
            Well capitalized..............       23       26       29
            Adequately capitalized........       26       29       30
            Undercapitalized..............       29       30       31

    In addition, the FDIC has issued final regulations implementing provisions of the FDIC Improvement Act relating to powers of insured state-chartered banks. The regulations prohibit insured state-chartered banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments must be divested by no later than December 19, 1996.

    The FDIC has also issued final regulations which prohibit, subject to certain specified exceptions, insured state-chartered banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The regulations also provide that, subject to certain specified exceptions, subsidiaries of insured state-chartered banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.

    The impact of the FDIC Improvement Act on the Company and the Bank is uncertain, especially since many of the regulations promulgated thereunder have only been recently adopted and certain of the law's provisions still need to be defined through future regulatory action. Certain provisions, such as the recently adopted real estate lending standards and the limitations on investments and powers of state-chartered banks and the rules to be adopted governing compensation, fees and other operating policies, may affect the way in which the Bank conducts its business, and other provisions, such as those relating to the establishment of the risk-based premium system and the limitations on pass-through insurance, may affect the Bank's results of operations.

CAPITAL ADEQUACY GUIDELINES

    The Federal Reserve Board and the FDIC have issued guidelines to implement risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

    The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital. Higher risk-based ratios are required for an insured depository institution to be considered well capitalized under the prompt corrective action provisions of the FDIC Improvement Act. See "Item 1. Business -- Effect of Governmental Policies and Recent Legislation -- Federal Deposit Insurance Improvement Act of 1991 -- Prompt Corrective Regulatory Action."

    A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock (plus, for bank holding companies, qualifying cumulative perpetual preferred stock in an amount up to 25% of Tier 1 capital) and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

    Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock (which for bank holding companies must have an original maturity of 20 years or more) and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the Federal banking agencies.

    The Federal Reserve Board and the FDIC have also adopted a minimum leverage ratio of Tier 1 capital to average total assets of 3% for institutions which have been determined to be in the highest of five categories used by regulators to rate financial institutions. This leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. All other institutions are required to maintain leverage ratios of at least 100 to 200 basis points above the 3% minimum. Furthermore, higher leverage ratios are required for an insured depository institution to be
considered  well  capitalized  or   adequately  capitalized  under  the   prompt
corrective  action provisions of the FDIC Improvement Act. See "Item 1. Business
- -- Effect of Governmental Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991 -- Prompt Corrective Regulatory Action."

    As of December 31, 1993, the Company and the Bank had total risk-based capital ratios of 8.15% and 8.33%, Tier 1 risk-based capital ratios of 6.00% and 7.02% and leverage ratios of 3.74% and 4.19%, respectively. See "Effect of Governmental Policies and Recent Legislation -- Standards for Safety and Soundness."

    The Federal banking agencies have issued proposed rules, in accordance with the FDIC Improvement Act, seeking public comment on methods for measuring interest rate risk, and two alternative methods for determining what amount of additional capital, if any, a bank may be required to have for interest rate risk. The Company cannot yet determine whether such proposals will be adopted or the impact of such regulations, if adopted, on the Company and the Bank.

    The Federal banking agencies recently issued a statement advising that, for regulatory purposes, federally supervised banks and savings associations should report deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," beginning in 1993. SFAS No. 109 employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax law. See "Item 1. Business -- Effect of Governmental Policies and Recent Legislation." However, the Federal banking agencies have advised limiting the amount of deferred tax assets that is allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized from taxes paid in prior carry back years and from the future reversal of taxable temporary differences would generally not be limited. Deferred tax assets that can only be realized through future taxable earnings, including the implementation of a tax planning strategy, would be limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of Tier 1 capital. The amount of deferred taxes in excess of this limit, if any, would be deducted from Tier 1 capital and total assets in regulatory capital calculations.

    CHANGES IN ACCOUNTING PRINCIPLES

    In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses. Additionally, SFAS 114 eliminates the requirement that a creditor account for certain loans as foreclosed assets until the creditor has taken possession of the collateral. SFAS 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994. Earlier adoption is permitted. To comply with regulatory requirements regarding SFAS No. 114 effective in 1993, in-substance foreclosed assets are classified as loans in cases where the Company does not have physical possession of the underlying collateral. Although the Company has not yet adopted SFAS 114, management does not expect implementation to have a material impact on the Company's financial position or results of operations.

    In May 1993, the FASB issued Statement of Financial Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments would be classified in three categories and accounted for as follows: (i) debt and equity securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in operations; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of shareholders' equity. The statement is effective for financial statements for calendar year 1994, but may be applied to an earlier fiscal year for which annual financial statements have not been issued. The Bank has both investment securities classified as "available to maturity" and investment securities classified as "available for sale". Securities classified as available for sale will be reported at their fair value at the end of each fiscal quarter. Accordingly, the value of such securities fluctuates based on changes in interest rates. Generally, an increase in interest rates would result in a decline in the value of investment securities held for sale, while a decline in interest rates would result in an increase in the value of such securities. Therefore, the value of investment securities available for sale and the Bank's shareholders' equity could be subject to fluctuation based on changes in interest rates. As a consequence, the Bank's capital levels for regulatory purposes could change based solely on fluctuations in interest rates and fluctuations in the value of investment securities available for sale. Such change could result in additional regulatory restrictions under the prompt corrective actions provisions of the FDIC Improvement Act of 1991 and various other laws and regulations that are based, in part, on an institution's capital levels, including those dealing with the risk related insurance premium system and brokered deposit restrictions. See "Business -- Effect of Governmental Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991."

    OMNIBUS BUDGET RECONCILIATION ACT OF 1993

    On August 10, 1993, President Clinton signed the Omnibus Budget Reconciliation Act of 1993 (the "Reconciliation Act"). Some of the provisions in the Reconciliation Act that may have an effect on the Company include the following: (i) the corporate income tax rate was increased from 34.0% to 35.0% for taxable income in excess of $10.0 million; (ii) mark-to-market rules for tax purposes with regard to securities held for sale by the Company; (iii) beginning in 1994 the amount of business meals and entertainment expenses that will be disallowed will be increased from the current 20.0% disallowance to 50.0% disallowance; (iv) club dues and lobbying expenses will no longer be deductible; and (v) certain intangible assets, including goodwill, will be amortized over a period of 15 years. Considering the Company's current tax situation, the Company does not expect the provisions of the Reconciliation Act to have a material effect on the Company.

SUPERVISION AND REGULATION

    Bank holding companies and banks are extensively regulated under both federal and state law.

    THE COMPANY

    The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

    The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

    Under the Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1. Business -- Effect of Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines."

    The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

    The Company is prohibited by the Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced DE NOVO and activities commenced by acquisition, in whole or in part, of a going concern and is generally prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state.

    Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the Act, the decision, which was not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

    The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

    Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

    THE BANK

    The Bank, as a California state-chartered bank which is a member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the Federal Reserve Board and the Superintendent.

    The Bank is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. See "Item 1. Business -- Effect of Governmental Policies and Recent Legislation."

    Various  requirements  and  restrictions  under the  laws  of  the  State of
California and the United States affect the operations of the Bank. State and Federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital. See "Item 1. Business -- Effect of Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines."

    RESTRICTIONS ON TRANSFERS OF FUNDS TO GUARDIAN BANCORP BY THE BANK

    Guardian Bancorp is a legal entity separate and distinct from the Bank and its subsidiary.

    There are statutory and regulatory limitations on the amount of dividends which may be paid to Guardian Bancorp by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Superintendent.

    The Federal Reserve Board also has authority to prohibit the Bank from engaging in what, in the Federal Reserve Board's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of the FDIC Improvement Act could limit the amount of dividends which the Bank or the Company may pay. See "Item 1. Business -- Federal Deposit Insurance Corporation Improvement Act of 1991 -- Prompt
Corrective Regulatory Action and -- Capital Adequacy Guidelines" for a discussion of these additional restrictions on capital distributions.

    At December 31, 1993, Guardian Bancorp, on an unconsolidated parent company only basis, had cash and cash equivalents available of approximately $402,000. Guardian Bancorp retained approximately $1.2 million of the net proceeds received in its rights offering completed in the first quarter of 1994 for purposes of meeting its general corporate operating needs. Substantially all of Guardian Bancorp's future revenues, on an unconsolidated basis, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends paid by the Bank. However, the Bank has entered into a written agreement with the Federal Reserve Bank of San Francisco (the "Federal Reserve Bank") pursuant to which it has agreed not to pay any cash dividends to Guardian Bancorp without the prior written approval of the Federal Reserve Bank. See "Item 1. Business -- Supervision and Regulation -- Potential and Existing Enforcement Actions."

    The Bank is subject to certain restrictions imposed by Federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by Federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by Federal regulations). California law also imposes certain restrictions with respect to transactions involving Guardian Bancorp and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act. See "Item 1. Business -- Effect of Governmental Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991 -- Prompt Corrective Regulatory Action."

    POTENTIAL AND EXISTING ENFORCEMENT ACTIONS

    Commercial banking organizations, such as the Bank, and their institution-affiliated parties, which include the Company, may be subject to potential enforcement actions by the Federal Reserve Board, the Superintendent and the FDIC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

    On February 16, 1993, the Bank consented to the payment of $20,000 as settlement of an assessed civil money penalty relating to alleged Call Report filing deficiencies asserted by the Federal Reserve Board. The payment was made solely for the purpose of settlement of the alleged deficiencies and to avoid protracted or extended hearings, testimony or other proceedings, and it did not constitute an admission by the Bank of any allegation made or implied by the Federal Reserve Board. Management believes that the Federal Reserve Board does not contemplate taking any further action in connection with this matter.

    On October 14, 1992, the Federal Reserve Bank, acting under delegated authority from the Federal Reserve Board, entered into a separate written agreement with each of the Company and the Bank. These agreements require the Company and the Bank to, among other things: (a) develop a plan and take steps to monitor and decrease the level of the Bank's nonperforming or otherwise classified assets; (b) establish policies designed to monitor the type, growth and amounts of credit concentration; (c) develop or update, as necessary, various operating and intercompany plans and procedures; (d) develop formalized strategic operating and capital maintenance plans, including a plan to maintain an adequate capital position; (e) maintain a loan loss reserve that is equal to or greater than 1.7% of the Bank's total loans; (f) assess the duties and remuneration of certain personnel; (g) take steps to correct or eliminate any violations of law and to avoid them in the future; (h) refrain from declaring or paying any cash dividends without the prior approval of the Federal Reserve Bank; (i) refrain from incurring any debt, other than in the ordinary course of business, at the holding company level without the prior approval of the Federal Reserve Bank; (j) refrain from accepting or placing any brokered deposits except in compliance with Sections 29 and 29A of the Federal Deposit Insurance Act; (k) notify the Federal Reserve Bank at least 30 days before adding or replacing a director or senior executive officer; (l) take steps to ensure that all reports required to be filed accurately reflect the financial condition of the Company or the Bank as of the date of such report; and (m) furnish quarterly written progress reports to the Federal Reserve Bank detailing the actions taken to comply with the terms of the agreements.

    Both before and after entering into these agreements, management of the Company and the Bank have taken various steps, including the recently completed capital raising efforts, that are designed to facilitate compliance with the terms thereof. However, compliance with the terms of the agreements will be determined by the Federal Reserve Bank during subsequent examinations of the Company and the Bank. In the event that the Federal Reserve Bank determines that the Company or the Bank is not in compliance with any of the terms of the agreements, it would have available to it various remedies, including taking one or more of the enforcement actions discussed above.

ITEM 2.  PROPERTIES.

    All of the Company's offices are occupied under leases that expire on various dates through March 2003, and, in the case of the Company's principal executive and the Bank's head office, include options to renew. For the years ended December 31, 1993, 1992 and 1991, rental expense under these leases aggregated approximately $921,000, $1.6 million and $1.4 million, respectively. Guardian Trust subleases its space from the Company. Management believes that its existing facilities are adequate for its present purposes. See Note 13 to the Company's Consolidated Financial Statements of the Registrant's Annual Report to shareholders for the year ended December 31, 1993 (the "1993 Annual Report") and incorporated herein for additional information relating to lease rental expense and commitments. During the first quarter of 1993, the Company renegotiated the lease for the Company's principal executive office and the Bank's head office. The renegotiated lease will reduce the base rent expense for that space over the next nine years by an aggregate amount of approximately $2.3 million.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is a party to routine litigation involving various aspects of its business, none of which, in the opinion of management, will have a material adverse impact on the consolidated financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Inapplicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS.

    The information required by this item is set forth under the caption "Common Stock Price Range and Dividend Policy" at page 52 of the Registrant's 1993 Annual Report and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this item is set forth under the caption "Selected Financial Data" at page 8 of the Registrant's 1993 Annual Report and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 9 through 27 of the Registrant's 1993 Annual Report and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item is set forth in the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year ("Proxy Statement") under the captions entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is set forth in the Registrant's Proxy Statement under the caption entitled "Executive Compensation" and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is set forth in the Registrant's Proxy Statement under the caption entitled "Beneficial Ownership of Common Stock" and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

    The information required by this item is set forth in the Registrant's Proxy Statement under the caption entitled "Executive Compensation -- Transactions with Management" and incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

        1.  Financial Statements and Schedules

                                                                                    PAGE
                                                                                REFERENCES TO
                                                                                ANNUAL REPORT
                                                                                     TO
                                                                                SHAREHOLDERS*
                                                                               ---------------
Consolidated Balance Sheet as of December 31, 1993 and 1992..................        28
Consolidated Statement of Operations for the years ended December 31, 1993,
  1992 and 1991..............................................................        29
Consolidated Statement of Changes in Shareholders' Equity for the years ended
  December 31, 1993, 1992 and 1991...........................................        30
Consolidated Statement of Cash Flows for the years ended December 31, 1993,
  1992 and 1991..............................................................        31
Notes to Consolidated Financial Statements...................................     32 to 50
Independent Auditors' Report.................................................        51

        --------------------------------
        *The pages  of the  Registrant's  1993 Annual  Report listed  above  are incorporated herein by reference in response to Item 8 of this report. Except for these pages and the pages referred to in Items 1, 2, 5, 6 and 7 of this report, the Registrant's 1993 Annual Report shall not be deemed filed as a part of this report and is not filed herewith.

        2. No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements filed herewith.

        3.  Exhibits

 EXHIBIT
   NO.                                  DESCRIPTION
- ---------- ----------------------------------------------------------------------
   3.1     --Articles of Incorporation, as amended(3)
   3.2     --Bylaws, as amended(3)
   4.1     --Specimen Common Stock Certificate
   4.2     --Guardian Bancorp 1984 Stock Incentive Plan, As Amended and Restated
             (May 1988)(10)
   4.2(a)  --Amendment No. 1 to 1984 Stock Incentive Plan, As Amended and
             Restated (May 1988)(7)
   4.2(b)  --Amendment No. 2 to 1984 Stock Incentive Plan, As Amended and
             Restated (May 1988)(10)
   4.3     --Form of Incentive Stock Option Agreement (1990) for 1984 Stock
             Incentive Plan(10)
   4.4     --Form of Non-Qualified Stock Option Agreement (1990) for 1984 Stock
             Incentive Plan(10)
   4.5     --Reserved
   4.6     --Reserved
   4.7     --Guardian Bancorp Employee Stock Ownership Plan(6)
   4.8     --Guardian Bancorp Employee Stock Ownership Trust, dated May 25,
             1988(6)
   4.9     --Guardian Bancorp Deferred Compensation Plan(6)
   4.10    --Guardian Bancorp Deferred Compensation Trust Agreement(6)
   4.11    --Subordinated Debenture Purchase Agreement, dated December 22,
             1988(6)
   4.12    --Guardian Bank 11% Mandatory Convertible Subordinated Debenture due
             1995(6)
4   .13    --Warrant to Purchase Common Stock, dated December 30, 1988(6)

 EXHIBIT
   NO.                                  DESCRIPTION
- ---------- ----------------------------------------------------------------------
   4.14    --Guardian Bancorp 1990 Stock Incentive Plan, As Amended and Restated
             (February 1990)(9)
   4.14(a) --Amendment No. 1 to 1990 Stock Incentive Plan, As Amended and
             Restated (February 1990)(10)
   4.15    --Form of Incentive Stock Option Agreement for 1990 Stock Incentive
             Plan(8)
   4.16    --Form of Non-Qualified Stock Option Agreement for 1990 Stock
             Incentive Plan(8)
   4.17    --Guardian Bancorp 1990 Deferred Compensation Plan (As Amended through
             December 1990)(10)
   4.18    --Guardian Bancorp 1990 Deferred Compensation Plan Trust Agreement(10)
   4.19    --Form of Subscription Right Certificate(12)
   4.20    --Warrant Agreement and Form of Warrant(12)
  10.1     --Lease between Guardian Bancorp and Shuwa Investments Corporation, dated February 23, 1993, for ground floor and office space in Los
             Angeles, California(11)
  10.2     --Reserved
  10.3     --Reserved
  10.4     --Employment Agreement between the Registrant and Paul M. Harris, dated October 20, 1992(11)
  10.5     --Settlement Agreement and Mutual General Release among the
             Registrant, Guardian Bank, Guardian Trust Co. and Arthur W. Tate
             dated November 12, 1993.
  10.6     --Employment Agreement between the Registrant and Vincent A. Bell, dated October 20, 1988(11)
  10.7     --Settlement Agreement and Mutual General Release among the
             Registrant, Guardian Bank and Ronald W. Holloway dated November 26,
             1993
  10.8     --Form of Indemnification Agreement entered into with each Executive
             Officer and Director of the Registrant Company(6)
  10.9     --Form of Indemnification Agreement entered into with each director and executive officer of Guardian Bank(6)
  10.10    --Lease between Centrelake Plaza Associates and Guardian Bancorp, dated as of October 11, 1989, for office space in Ontario,
             California(8)
  10.11    --Form of Dealer Manager Agreement(12)
  10.12    --Form of Soliciting Dealer Agreement(12)
  10.13    --Form of Standby Stock Purchase Agreement(12)
  10.14    --Form of Information Agent Agreement(12)
  10.15    --Form of Subscription Agent Agreement(12)
  10.16    --Form of Commitment(12)
  10.17    --Form of Agreement Not to Sell(12)
  13.1     --Annual Report to Shareholders for the year ended December 31, 1993
             (parts not specifically incorporated by reference are filed for informational purposes and are not filed herewith)
  21.1     --Subsidiaries of the Registrant
  23.1     --Accountants' Consent

    ----------------------------
      1.  Reserved.
      2.  Reserved
      3. This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on March 27, 1992 (Commission File No. 1-9757), and incorporated herein by reference.
      4.  Reserved.
      5.  Reserved.

      6.  This  exhibit is contained  in the Registrant's  Annual Report on Form
          10-K for the year ended December 31, 1988, filed with the Commission on March 29, 1989 (Commission File No. 1-9757), and incorporated herein by reference.
      7.  Reserved.
      8. This exhibit is contained in the Registrant's Registration Statement on Form S-2 filed with the Commission on December 18, 1989 and amended
          January 26, 1990 (Commission File No. 33-32611), and incorporated herein by reference.
      9.  This exhibit is contained  in the Registrant's  Annual Report on  Form
          10-K for the year ended December 31, 1989, filed with the Commission on March 16, 1990 (Commission File No. 1-9757), and incorporated herein by reference.
     10.  This  exhibit is contained  in the Registrant's  Annual Report on Form
          10-K for the year ended December 31, 1990, filed with the Commission on March 29, 1991 (Commission File No. 1-9757), and incorporated herein by this reference.
     11.  This exhibit is contained  in the Registrant's  Annual Report on  Form
          10-K for the year ended December 31, 1992, filed with the Commission on March 27, 1993 (Commission File No. 1-9757) and incorporated herein by reference.
     12. This exhibit is contained in the Registrant's Registration Statement on Form S-2 filed with the Commission on October 6, 1993 and amended on November 22, 1993, December 10, 1993 and December 16, 1993 (File
          No. 33-70032) and incorporated herein by reference.

        Executive Compensation Plans and Arrangements

           The following compensation plans and arrangements are filed as exhibits to this Annual Report on Form 10-K: Guardian Bancorp 1984 Stock Option Plan, as amended and restated and further amended, and the Form of Stock Option Agreements thereunder, Exhibits 4.2, 4.2(a), 4.2(b), 4.3 and 4.4; Guardian Bancorp Employee Stock Ownership Plan, Exhibit 4.7; Guardian Bancorp Employee Stock Ownership Trust, dated May 25, 1988,
       Exhibit 4.8; Guardian Bancorp Deferred Compensation Plan, Exhibit 4.9; Guardian Bancorp Deferred Compensation Trust Agreement, Exhibit 4.10; Guardian Bancorp 1990 Stock Incentive Plan, as amended and restated and further amended, and the Form of Stock Option Agreements thereunder, Exhibits 4.14, 4.14(a), 4.15 and 4.16; Guardian Bancorp 1990 Deferred Compensation Plan, Exhibit 4.17; Guardian Bancorp 1990 Deferred
       Compensation Plan Trust Agreement, Exhibit 4.18; Employment Agreement between the Registrant and Paul M. Harris, dated October 20, 1992,
       Exhibit 10.4; Settlement Agreement and Mutual General Release among the Registrant, Guardian Bank, Guardian Trust Co. and Arthur W. Tate dated November 12, 1993, Exhibit 10.5; Employment Agreement between the Registrant and Vincent A. Bell, dated October 20, 1988, Exhibit 10.6; Settlement Agreement and Mutual General Release among the Registrant, Guardian Bank and Ronald W. Holloway dated November 26, 1993, Exhibit 10.7.

    (b) Reports on Form 8-K

        Inapplicable

    (c) Exhibits Required by Item 601 of Regulation S-K

        See Item 14(a)(3) above.

    (d) Additional Financial Statements

        Inapplicable

    For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8, Commission File Nos. 2-96894 (filed April 5, 1985 and amended by post-effective amendment dated May 24, 1988), 33-22371 (filed June 8, 1988) and 33-35012 (filed May 30, 1990):

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     GUARDIAN BANCORP

Date:  March 29, 1994                     By:         /s/ PAUL M. HARRIS

                                          --------------------------------------
                                                        Paul M. Harris
                                                   CHIEF EXECUTIVE OFFICER

                                          By:        /s/ JON D. VAN DEUREN

                                          --------------------------------------
                                                      Jon D. Van Deuren
                                                 EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                         TITLE                         DATE
- ------------------------------------------------------  -------------------------------------  ------------------
     -------------------------------------------                      Director                   March   , 1994
                   Donald J. Bohana
                     /s/ MARILYN M. COHEN
     -------------------------------------------                      Director                   March 29, 1994
                   Marilyn M. Cohen
                 /s/ HOWARD C. FLETCHER III                           Director
     -------------------------------------------                    and President                March 29, 1994
                Howard C. Fletcher III
                    /s/ ROBERT D. FRANDZEL
     -------------------------------------------                      Director                   March 29, 1994
                  Robert D. Frandzel
                       /s/ PAUL M. HARRIS                           Director and
     -------------------------------------------               Chief Executive Officer           March 29, 1994
                    Paul M. Harris
                       /s/ JAMES F. LEWIN
     -------------------------------------------                      Director                   March 29, 1994
                    James F. Lewin
                       /s/ SAUL SOCOLOSKE
     -------------------------------------------                      Director                   March 29, 1994
                    Saul Socoloske

                               INDEX TO EXHIBITS

    EXHIBIT
      NO.                          DESCRIPTION
   --------- -------------------------------------------------------
     3.1     --Articles of Incorporation, as amended(3)
     3.2     --Bylaws, as amended(3)
     4.1     --Specimen Common Stock Certificate
     4.2     --Guardian Bancorp 1984 Stock Incentive Plan, As
             Amended and Restated (May 1988)(10)
     4.2(a)  --Amendment No. 1 to 1984 Stock Incentive Plan, As
             Amended and Restated (May 1988)(7)
     4.2(b)  --Amendment No. 2 to 1984 Stock Incentive Plan, As
             Amended and Restated (May 1988)(10)
     4.3     --Form of Incentive Stock Option Agreement (1990) for
             1984 Stock Incentive Plan(10)
     4.4     --Form of Non-Qualified Stock Option Agreement (1990)
             for 1984 Stock Incentive Plan(10)
     4.5     --Reserved
     4.6     --Reserved
     4.7     --Guardian Bancorp Employee Stock Ownership Plan(6)
     4.8     --Guardian Bancorp Employee Stock Ownership Trust,
               dated May 25, 1988(6)
     4.9     --Guardian Bancorp Deferred Compensation Plan(6)
     4.10    --Guardian Bancorp Deferred Compensation Trust
               Agreement(6)
     4.11    --Subordinated Debenture Purchase Agreement, dated
               December 22, 1988(6)
     4.12    --Guardian Bank 11% Mandatory Convertible Subordinated
               Debenture due 1995(6)
     4.13    --Warrant to Purchase Common Stock, dated December 30,
               1988(6)
     4.14    --Guardian Bancorp 1990 Stock Incentive Plan, As
             Amended and Restated (February 1990)(9)
     4.14(a) --Amendment No. 1 to 1990 Stock Incentive Plan, As
             Amended and Restated (February 1990)(10)
     4.15    --Form of Incentive Stock Option Agreement for 1990
               Stock Incentive Plan(8)
     4.16    --Form of Non-Qualified Stock Option Agreement for 1990
               Stock Incentive Plan(8)
     4.17    --Guardian Bancorp 1990 Deferred Compensation Plan (As
             Amended through December 1990)(10)
     4.18    --Guardian Bancorp 1990 Deferred Compensation Plan
               Trust Agreement(10)
     4.19    --Form of Subscription Right Certificate(12)
     4.20    --Warrant Agreement and Form of Warrant(12)
    10.1     --Lease between Guardian Bancorp and Shuwa Investments
             Corporation, dated February 23, 1993, for ground floor
               and office space in Los Angeles, California(11)
    10.2     --Reserved
    10.3     --Reserved
    10.4     --Employment Agreement between the Registrant and Paul
             M. Harris, dated October 20, 1992(11)
    10.5     --Settlement Agreement and Mutual General Release among
             the Registrant, Guardian Bank, Guardian Trust Co. and
               Arthur W. Tate, dated November 12, 1993
    10.6     --Employment Agreement between the Registrant and
             Vincent A. Bell, dated October 20, 1988(11)
    10.7     --Settlement Agreement and Mutual General Release among
             the Registrant, Guardian Bank and Ronald W. Holloway,
               dated November 26, 1993
    10.8     --Form of Indemnification Agreement entered into with
             each Executive Officer and Director of the Registrant
               Company(6)
    10.9     --Form of Indemnification Agreement entered into with
             each director and executive officer of Guardian Bank(6)
   10 .10    --Lease between Centrelake Plaza Associates and
             Guardian Bancorp, dated as of October 11, 1989, for
               office space in Ontario, California(8)

    EXHIBIT
      NO.                          DESCRIPTION
   --------- -------------------------------------------------------
    10.11    --Form of Dealer Manager Agreement(12)
    10.12    --Form of Soliciting Dealer Agreement(12)
    10.13    --Form of Standby Stock Purchase Agreement(12)
    10.14    --Form of Information Agent Agreement(12)
    10.15    --Form of Subscription Agent Agreement(12)
    10.16    --Form of Commitment(12)
    10.17    --Form of Agreement Not to Sell(12)
    13.1     --Annual Report to Shareholders for the year ended
             December 31, 1993 (parts not specifically incorporated
               by reference are filed for informational purposes and
               are not filed herewith)
    21.1     --Subsidiaries of the Registrant
    23.1     --Accountants' Consent

    ----------------------------
      1.  Reserved.
      2.  Reserved.
      3. This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on March 27, 1992 (Commission File No. 1-9757), and incorporated herein by reference.
      4.  Reserved.
      5.  Reserved.
      6. This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Commission on March 29, 1989 (Commission File No. 1-9757), and incorporated herein by reference.
      7.  Reserved.
      8. This exhibit is contained in the Registrant's Registration Statement on Form S-2 filed with the Commission on December 18, 1989 and amended January 26, 1990 (Commission File No. 33-32611), and incorporated herein by reference.
      9. This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Commission on March 16, 1990 (Commission File No. 1-9757), and incorporated herein by reference.
     10. This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, filed with the Commission on March 29, 1991 (Commission File No. 1-9757), and incorporated herein by this reference.
     11. This exhibit is contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Commission on March 27, 1993 (Commission File No. 1-9757) and incorporated herein by reference.
     12. This exhibit is contained in the Registrant's Registration Statement on Form S-2 filed with the Commission on October 6, 1993 and amended on November 22, 1993, December 10, 1993 and December 16, 1993 (File No. 33-70032) and incorporated herein by reference.