Form 10-Q
period 1994-03-31
GUARDIAN BANCORP
filed 1994-05-16
CIK 749751

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-Q


/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the quarterly period ended March 31, 1994 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                  to
                                     -----------------   ------------------

Commission file number
                       ----------------------------------------------------

                             GUARDIAN BANCORP
- - ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                 95-3686137
- - --------------------------------      ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


800 South Figueroa Street, Los Angeles, California               90017
- - ---------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)


Registrant's telephone number, including area code       (213) 239-0800
                                                   ------------------------

                               N/A
- - ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes /X/   No  / /



As of May 10, 1994, there were issued and outstanding 12,514,075 shares of the issuer's Common Stock.


                        This report contains 29 pages.

                       The exhibit index is on page 28.

                       GUARDIAN BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET


Item 1.  Financial Statements.


(Dollars in thousands)                          March 31,           December 31,
                                                  1994                  1993
                                                ---------           -----------

Cash and due from banks                          $ 65,726            $ 23,155
Interest-bearing deposits with
  financial institutions                            1,595               1,990

Federal funds sold                                 20,000                  -

Investment securities (market value of
  $35,020 at March 31, 1994 and
  $29,221 at December 31, 1993):
    U.S. Treasury                                  30,517              24,279
    State and municipal                             4,333               4,336
    Federal Reserve Bank stock                        464                 464
                                                ---------           ---------
      Total investment securities                  35,314              29,079
                                                ---------           ---------

Short-term investments (Market value of
  $81,758 at March 31, 1994 and
  $179,948 at December 31, 1993):                  81,758             179,948

Loans:
  Real estate                                     157,471             147,039
  Construction                                     69,679              87,829
  Commercial                                       70,355              86,260
  Installment                                       1,819               2,046
  Deferred loan fees                                 (518)               (426)
                                                ---------           ---------

    Loans, net of deferred loan fees              298,806             322,748
Less allowance for loan losses                    (20,505)            (18,200)
                                                ---------           ---------
    Net loans                                     278,301             304,548
                                                ---------           ---------

Premises and equipment, net                         1,694               1,808
Deferred income taxes                               3,574               3,574
Other real estate owned                            15,477              13,949
Accrued interest receivable
  and other assets                                  9,078               9,495
                                                ---------           ---------
                                                 $512,517            $567,546
                                                ---------           ---------
                                                ---------           ---------

Deposits:
  Noninterest-bearing demand                     $301,343            $322,900
  Savings and interest-bearing demand              46,761              53,285
  Money market                                     42,151              47,603
  Time certificates of deposit                     83,852             101,886
                                                ---------           ---------
    Total deposits                                474,107             525,674

11-3/4% subordinated debentures                     3,000               3,000
Other borrowed money                                   -               15,000
Accrued interest payable and other
  liabilities                                       2,394               2,571
                                                ---------           ---------
    Total liabilities                             479,501             546,245
                                                ---------           ---------

Shareholders' equity:
  Common stock, without par value.
    Authorized 29,296,875 shares;
    issued and outstanding
    12,714,075 and 3,740,000
    shares in 1994 and 1993,
    respectively.                                  33,734              15,836
  Retained earnings (deficit)                        (718)              5,465
                                                ---------           ---------
                                                   33,016              21,301
                                                ---------           ---------
                                                 $512,517            $567,546
                                                ---------           ---------
                                                ---------           ---------


See accompanying notes to consolidated financial statements.

                       GUARDIAN BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS


(Dollars in thousands,                               Three Months
except per share data)                              Ended March 31,
                                                  ----------------------
                                                   1994             1993
                                                  -------        -------
Interest income:
  Loans                                           $5,569          $7,069
  Deposits with financial institutions                16               7
  Investment securities                              357             436
  Short-term investments                              79             241
  Federal funds sold                                 392             391
                                                 -------         -------
                                                   6,413           8,144
                                                 -------         -------

Interest expense:
  Deposits                                         1,439           1,891
  Borrowed funds                                     141             126
                                                 -------         -------
                                                   1,580           2,017
                                                 -------         -------

  Net interest income                              4,833           6,127
Provision for loan losses                          4,000           5,000
                                                 -------         -------

  Net interest income after
    provision for loan losses                        833           1,127
                                                 -------         -------
Noninterest income                                   363             313

Noninterest expense:
  Salaries and employee benefits                   2,257           2,070
  Occupancy                                          319             472
  Furniture and equipment                            188             215
  Customer service                                 1,058           1,334
  Data processing                                    145             125
  Other real estate owned                          1,567             661
  Other                                            1,845           2,048
                                                 -------         -------
    Total noninterest expense                      7,379           6,925
                                                 -------         -------

Loss before income taxes                          (6,183)         (5,485)
Income tax benefit                                     -          (1,406)
                                                 -------         -------
    Net loss                                  $   (6,183)        $(4,079)
                                                 -------         -------
                                                 -------         -------
Net loss per share                            $    (0.64)        $ (1.11)
                                                 -------         -------
                                                 -------         -------



See accompanying notes to consolidated financial statements.

                       GUARDIAN BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS


(Dollars in thousands)                                Three Months
                                                    Ended March 31,
                                                  ---------------------
                                                    1994         1993
                                                  --------     --------
Cash flows from operating activities:
  Net loss                                       $ (6,183)     $ (4,079)
Adjustments to reconcile net
  loss to net cash provided
  by operating activities:
    Provision for loan losses                       4,000         5,000
    Depreciation and amortization                     211           210
    Amortization of net deferred
      loan fees                                      (257)         (165)
    Amortization of net premium
      on securities                                    97            40
    Amortization of discount on
      short-term investments                          (64)         (125)
    Loss on sale of
      short-term investments                           -             10
    Net loss on sale of other
      real estate owned                                15             5
    Other real estate owned
      valuation adjustments                           900           336
    Gain on sale of premises
      and equipment                                   (27)           -
    Net change in accrued interest
      receivable and other assets                     417        (2,068)
    Net change in accrued interest
      payable and other liabilities                  (177)        1,603
                                                  -------      --------

        Net cash provided by (used in)
          operations                               (1,068)          767
                                                  -------      --------

Cash flows from investing activities:
  Proceeds from maturities of investment
    securities                                      2,000         3,000
  Purchases of investment securities               (8,332)       (4,313)
  Proceeds from short-term investments
    transactions:
      Sales                                            -        100,526
      Maturities                                  195,000        20,000
  Purchases of short-term investments             (96,746)     (160,439)
  Net change in loans                              17,546        17,666
  Proceeds from sale of other
    real estate owned                               2,515           763
  Purchases of premises and equipment                 (97)          (47)
  Proceeds from the sale of premises
    and equipment                                      27             -
                                                  -------      --------

      Net cash provided by (used in)
        investing activities                      111,913       (22,844)
                                                  -------      --------

Cash flows from financing activities:
  Net change in deposits                          (51,567)      111,903
  Change in other borrowed money                  (15,000)      (10,000)
  Net proceeds from issuance of
    common stock                                   17,898            48
                                                  -------      --------

      Net cash provided by (used in)
        financing activities                      (48,669)      101,951
                                                  -------      --------

      Net increase in cash
        and cash equivalents                       62,176        79,874

Cash and cash equivalents at beginning
  of period                                        25,145       109,853
                                                  -------      --------

Cash and cash equivalents at end
  of period                                      $ 87,321      $189,727
                                                  -------      --------
                                                  -------      --------

Supplemental disclosures:
  Interest paid                                  $  1,554      $  1,849
  Taxes paid                                           -             -

  Significant non-cash transactions:
      Transfer of loans into
        other real estate owned                  $  4,958         5,980
      Loans made to facilitate sale of
        real estate owned                           1,270            -


See accompanying notes to consolidated financial statements.

                               GUARDIAN BANCORP
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

           The unaudited consolidated financial statements include the accounts of Guardian Bancorp and its wholly-owned subsidiary, Guardian Bank (the "Bank"), together referred to as the "Company". All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practices within the banking industry.

           The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes normally required for complete financial statement disclosure. While management believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and the notes thereto included at "Item 8. Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

           The accompanying consolidated balance sheet, statements of operations and cash flows reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 1994 and December 31, 1993 and results of operations and cash flows for the three months ended March 31, 1994 and 1993. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results of operations for the full year ending December 31, 1994.

NOTE 2     CONSUMMATION OF RIGHTS OFFERING

           On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $299,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes.

                        GUARDIAN BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 3     PER SHARE DATA

           Net earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents except when their effect is antidilutive. The weighted average number of shares of common stock outstanding for the three months ended March 31, 1994 and 1993 of 9,589,000 and 3,665,000, respectively, was used to compute loss per share for the quarter then ended.

NOTE 4     AVAILABILITY OF FUNDS FROM BANK AND RESTRICTIONS ON CASH BALANCES

           The Bank is required to maintain certain minimum reserve balances on deposit with the Federal Reserve Bank. Cash balances maintained to meet reserve requirements are not available for use by the Bank. During the first quarter of 1994, the Bank was required to maintain average reserves of approximately $19.9 million.

           The source of substantially all the revenues of Guardian Bancorp, on an unconsolidated basis, including funds available for the payment of dividends, is, and is expected to continue to be, dividends paid by the Bank. Under state banking law, dividends declared by the Bank in any calendar year may not, without the approval of the California Superintendent of Banks, exceed its net income, as defined, for that year combined with its retained earnings for the preceding two years. Guardian Bancorp has agreed not to incur additional debt or pay any dividends, and the Bank cannot pay or declare dividends to Guardian Bancorp without prior regulatory approval. State banking law also restricts the Bank from extending credit to Guardian Bancorp in excess of 10% of the capital stock and surplus, as defined, of the Bank or approximately $2.3 million at March 31, 1994.

           At March 31, 1994, Guardian Bancorp, on an unconsolidated parent company only basis, had cash and cash equivalents available of approximately $1.8 million. On January 28, 1994, Guardian Bancorp consummated the Offering by raising gross proceeds of approximately $17,898,000. Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank, subsequently reimbursed the Bank approximately $229,000 for costs it incurred and retained approximately $1.2 million for its own general corporate purposes.

           On December 22, 1988, Guardian Bancorp issued to an unaffiliated purchaser $3.0 million in aggregate principal amount of 11-3/4% Subordinated Debentures that mature on December 30, 1995. Interest on the Bancorp Debentures accrues and is payable quarterly, and the principal is due on maturity. Guardian Bancorp is not

                        GUARDIAN BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



           currently in default with respect to any of the interest payments due on the Bancorp Debentures, and management believes that Guardian Bancorp currently has sufficient liquid assets to make such payments through to maturity. However, absent a restructuring of the Bancorp Debentures or the receipt of additional funds from Bank dividends, the issuance of debt or equity or otherwise, Guardian Bancorp will not have sufficient liquid assets to pay the $3.0 million principal amount of such securities that will become due on the stated maturity date. Guardian Bancorp's ability to receive additional funds through Bank dividends or the issuance of debt at the holding company level is limited by regulatory and statutory restrictions.

NOTE 5     STATEMENTS OF CASH FLOWS

           For the purpose of the accompanying consolidated statements of cash flows, the Company considers cash and due from banks, interest-bearing deposits with financial institutions and federal funds sold having maturities at the date of purchase of three months or less to be cash equivalents.

NOTE 6     INVESTMENT AND SHORT-TERM SECURITIES

           The following table shows the carrying value, gross unrealized gains and losses and estimated market values of investment securities at March 31, 1994 (Dollars in thousands):

                                          Gross       Gross
                              Carrying   Unrealized  Unrealized      Market
                                Value     Gains       Losses         Value
                              ---------  ----------  ----------    ---------
           U.S. Treasury
            securities          $30,517        $ 32       $(353)     $30,196
           State and
            municipal
            securities            4,333          28          (1)       4,360
           Federal Reserve
            Bank stock              464           -           -          464
                              ---------  ----------  ----------    ---------
                                $35,314        $ 60       $(354)     $35,020
                              ---------  ----------  ----------    ---------
                              ---------  ----------  ----------    ---------

                                    -7-

                        GUARDIAN BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued




            The following table shows the carrying value and estimated market value of investment securities by contractual maturity at March 31, 1994. Also shown are the weighted average yields by investment category, and such yields for state and municipal securities are stated on a tax equivalent basis at the incremental rate of 35% (Dollars in thousands):

                                                     Weighted
                                          Carrying   Average      Market
                                            Value    Yield        Value
                                         ---------   ---------   -------

           U.S. Treasury securities:
             Within one year             $13,896         4.4%    $13,863
             After one year but
               within five years          16,621         4.6      16,333
                                         -------       -----     -------
                                          30,517         4.5      30,196
                                         -------       -----     -------
           State and municipal
           securities:
             Within one year               3,735         5.1       3,745
             After one year but
               within five years             598        11.5         615
                                         -------       -----     -------
                                           4,333         5.0       4,360
                                         -------       -----     -------
           Corporate securities:
             Federal Reserve Bank
               stock                         464         6.0         464
                                         -------       -----     -------
                                         $35,314         4.7%    $35,020
                                         -------       -----     -------
                                         -------       -----     -------

            U.S. Treasury and Government agency securities carried at approximately $1,306,000 million at March 31, 1994 were pledged to secure public deposits or for other purposes as required or permitted by law.

            The following table shows historical cost, gross unrealized gains and losses and estimated market values of short-term investments at March 31, 1994 (Dollars in thousands):


                                          Gross       Gross
                             Historical  Unrealized  Unrealized   Market
                                Cost       Gains      Losses      Value
                             ----------  ----------  ----------   ------
           U.S. Treasury
            securities       $81,758             -           -    $81,758
                             -------         -----      -------   -------
                             -------         ---- -     -------   -------


            The Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115) as of January 1, 1994. The impact of the adoption of FASB 115 was that any unrealized holding gains or losses on short-term securities are excluded from income and reported, net of related tax effect, in a separate component of

                        GUARDIAN BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued




            shareholders' equity. At March 31, 1994, there was no unrealized holding gain or loss.

NOTE 7      COMMITMENTS

            At March 31, 1994, the Company had total unfunded loan commitments of approximately $53.7 million and standby letters of credit amounting to approximately $2.3 million.


                  [This space intentionally left blank]

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


This section presents management's discussion and analysis of the consolidated financial condition and operating results of Guardian Bancorp and its subsidiary, Guardian Bank (the "Bank", together the "Company") for the three months ended March 31, 1994 and updates the discussion provided at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K"). The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements appearing in this report (see "Item 1. Financial Statements") and in the 1993 Form 10-K. Averages presented in this section are daily average balances.

OVERVIEW

The Company recorded a net loss of approximately $6.2 million for the three months ended March 31, 1994 compared to a net loss of $4.1 million for the comparable period in 1993. The net loss recorded in the first quarter of 1994 was attributable to the Company's provision for loan losses which increased the related allowance for loan losses, a decline in net interest income and an increase in noninterest expense, primarily costs associated with holding other real estate owned. Additionally, as the Company had a first quarter operating loss, it did not have the ability to utilize its available net operating loss carryforward.

The provision for loan losses during the three months ended March 31, 1994 reflects management's current assessment of continuing depressed economic conditions, the actual and the potential impact those conditions have had and may have on the Company's loan portfolio, the results of appraisals received during the first quarter of 1994, the current level of nonperforming loans and the impact of the Northridge earthquakes. Net interest income during the first quarter of 1994 is down from amounts reported for the first three months of 1993 due to a lower yield on average interest-earning assets resulting from an increase in the level of average loans on nonaccrual which has accompanied the economic downturn, and a decrease in average loans outstanding. Net interest income was also negatively affected by a change in the composition of the funding sources as average noninterest-bearing deposits declined as a percentage of average total deposits. Noninterest expense increased during the three months ended March 31, 1994 over amounts reported for the first quarter of 1993 primarily due to the continuing high level of direct holding costs associated with foreclosed properties, partially offset by reductions in customer service, occupancy and data processing costs.

At March 31, 1994, total assets and deposits of $512.5 million and $474.1 million, respectively, had decreased 9.7% and 9.8%, respectively, from amounts reported at the close of 1993. Loans, net of deferred loan fees were $298.8 million, a decrease of 7.4% from the amounts reported at December 31, 1993. The decline in the loan portfolio reflects the result of general economic conditions in the Company's marketplace, a slow down in real estate activity in Southern California and a shift in the Company's growth patterns which started in 1991 and continued through the first quarter of 1994. In light of the current economic environment and the impact which it has had and continues to have on the real estate sector as well as regulatory recommendations regarding growth in the Company's real estate related loans prior to 1993, management has moved to limit growth of new real estate related loans, particularly construction loans, and is attempting to diversify the loan portfolio mix to include more non-real estate related credits.

Total average assets, deposits and loans, net of deferred loan fees of $476.0 million, $430.0 million and $312.9 million, respectively, during the first three months of 1994 declined 18.7%, 21.2% and 11.4%, respectively, from the 1993 averages reflecting the results of economic conditions in the Company's marketplace and management's strategies discussed in the immediately preceding paragraph.

The mix in the composition of the Company's average deposit base changed during the first quarter of 1994 as average noninterest-bearing demand accounts decreased as a percentage of total average deposits to 55.6% compared to 59.3% during all of 1993. Those funds were replaced with more costly interest-bearing deposits and partially contributed to the decline in the Company's net interest margin during the first quarter of 1994. During the three months ended March 31, 1994, average interest-bearing deposits comprised 44.4% of total average deposits compared with 40.7% in all of 1993.

Nonperforming loans increased approximately $8.4 million between December 31, 1993 and March 31, 1994 and were approximately $43.2 million at March 31,
1994. As mentioned in the 1993 Form 10-K, the current economic environment has had and is expected to continue to have an adverse impact on the Company's level of nonperforming loans, and management's assessment of this existing and potential impact and the effects of the Northridge earthquakes contributed to its decision to increase the provision for loan losses and the related allowance for loan losses during the first quarter of 1994.

On April 18, 1994, the Company announced that it had retained a financial advisor in connection with evaluating and selling by means of competitively sealed bids of up to approximately $50 million of its nonperforming and subperforming residential and commercial real estate loans.

The majority of nonperforming loans are supported by real estate collateral which reduces, but does not eliminate, exposure to loss of principal. The ratio of the allowance for loan losses to nonperforming loans was 47.5% at March 31, 1994 compared to 52.2% at December 31, 1993.

At March 31, 1994 and December 31, 1993, the allowance for loan losses was 6.9% and 5.6% of loans, net of deferred fees, respectively. The Company's level of net charge-offs, expressed as a percentage of average loans outstanding, was 2.2% and 3.8% for the three months ended March 31, 1994 and the year ended December 31, 1993, respectively.

Total noninterest expense during the three months ended March 31, 1994 increased approximately $454,000 over the comparable quarter in 1993. The increase in noninterest expense was largely attributable to the continuing high level of direct holding costs associated with foreclosed properties and increases in professional expenses and other costs associated with nonperforming assets. These increases were partially offset by declines in customer service, occupancy and data processing costs.

On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $299,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes.

The following table reflects certain information regarding the results of the Company's operations for the three months ended March 31, 1994 and 1993 (Dollars in thousands, except earnings per share data):


                                            Three Months Ended March 31,
                                               1994          1993
                                            ----------      -------
      Net loss                              $(6,183)        $(4,079)
      Net loss per share                      (0.64)          (1.11)
      Annualized return on
        average assets                       (5.20%)         (2.91%)
      Annualized return on
        average shareholders'
        equity                              (73.41%)        (44.64%)


RESULTS OF OPERATIONS

      NET INTEREST INCOME

The principal component of the Company's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. Net interest income, when expressed as a percentage of total average interest-earning assets, is referred to as net interest margin. The difference between net interest margin on a tax equivalent basis as compared to non-tax equivalent basis is immaterial. A comparison of net interest income and net interest margin for the three months ended March 31, 1994 and 1993 is shown in the table below (Dollars in thousands):





                                                Three Months Ended March 31,
                                                    1994           1993
                                                ----------       -------
      Interest income                             $ 6,413        $ 8,144
      Interest expense                              1,580          2,017
                                                  -------        -------
      Net interest income                         $ 4,833        $ 6,127
                                                  -------        -------
                                                  -------        -------

      Annualized net interest margin                 4.71%          5.05%
                                                  -------        -------



The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on assets and rates paid on deposits and other borrowed funds.


            [This space intentionally left blank]

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the annualized yields and rates thereon.

                                               Three months ended
                                                 March 31, 1994
                                  --------------------------------------------
                                       Average         Income/         Yield/
(Dollars in thousands)                 Balance         Expense          Rate
- - ------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Interest-bearing deposits
  with financial institutions          $  1,855        $    16           3.45%
Federal funds sold                       50,267            392           3.12
Investment securities (1)                31,407            357           4.79
Short-term investments                   15,132             79           2.09
Gross loans(2)                          313,468          5,569           7.11
  Total interest-earning               --------        -------          -----
    assets                              412,129          6,413           6.24
Noninterest-bearing assets               63,857        -------          -----
                                       --------
Total assets                           $475,986
                                       --------
                                       --------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Borrowed funds                       $  8,580            141           6.57
Interest-bearing demand
    and savings deposits                 54,977            339           2.47
Money market deposits                    45,430            256           2.25
Time certificates of deposit             90,419            844           3.73
                                       --------        -------          -----
  Total interest-bearing
    liabilities                         199,406          1,580           3.17
Noninterest-bearing deposits            239,155        -------          -----
Other liabilities                         3,734
Shareholders' equity                     33,691
                                       --------
Total liabilities and
  shareholders' equity                 $475,986
                                       --------
                                       --------

Net interest income(3)                                 $ 4,833
                                                       -------
                                                       -------
Net interest margin(3)                                                   4.71%
                                                                        -----
                                                                        -----


                                               Three months ended
                                                 March 31, 1993
                                  ---------------------------------------------
                                       Average          Income/          Yield/
(Dollars In Thousands)                 Balance          Expense           Rate
- - -------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Interest-bearing deposits
  with financial institutions          $  1,041        $     7           2.69%
Federal funds sold                       55,367            391           2.82
Investment securities (1)                26,645            436           7.04
Short-term investments                   33,086            241           2.91
Gross loans(2)                          371,760          7,069           7.61
                                       --------        -------          -----
  Total interest-earning
    assets                              487,899          8,144           6.70%
Noninterest-bearing assets               72,137        -------          -----
                                       --------
Total assets                           $560,036
                                       --------
                                       --------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Borrowed funds                       $  6,206            126           8.12%
Interest-bearing demand
    and savings deposits                 51,896            308           2.37
Money market deposits                    55,385            369           2.66
Time certificates of deposit            121,379          1,214           4.00
                                       --------        -------          -----
  Total interest-bearing
    liabilities                         234,866          2,017           3.44
Noninterest-bearing deposits            283,566        -------          -----
Other liabilities                         5,056
Shareholders' equity                     36,548
                                       --------
Total liabilities and
  shareholders' equity                 $560,036
                                       --------
                                       --------

Net interest income(3)                                 $ 6,127
                                                       -------
                                                       -------
Net interest margin(3)                                                   5.05%
                                                                        -----
                                                                        -----

- - -------------------------------

(1) Yields are presented on a tax equivalent basis at the incremental tax rate of 35%.

(2) Includes loans on nonaccrual. Interest income on loans includes net loan fees amortized to income of $257,000 and $176,000 during the three months ended March 31, 1994 and 1993, respectively. Average deferred loan fees during the three months ended March 31, 1994 and 1993 were $536,000 and $398,000, respectively.

(3) If customer service expense were classified as interest expense, then the Company's reported net interest income and noninterest expense for the three months ended March 31, 1994 and 1993 would be reduced by $1,058,000 and $1,334,000, respectively, and the net interest margin would be 3.68% and 3.95%, respectively.


The following tables set forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume change and rate change for the periods indicated. The change in interest income due to both volume change and rate change has been allocated to volume change and rate change pro-rata.


                                                 Three months ended
                                              March 31, 1994 and 1993
                                                Increase (Decrease)
                                                 due to changes in
                                     ----------------------------------------

                                                                Net
(Dollars in thousands)                Volume        Rate       Change
- - -----------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Interest-bearing deposits with
  financial institutions             $     7       $    2      $    9
Federal funds sold                       (38)          39           1
Investment Securities                     69         (148)        (79)
Short-term investments                  (106)         (56)       (162)
Gross loans, net of
  unearned income                     (1,057)        (443)     (1,500)
                                     -------       ------      ------
    Total interest-earning
      assets                          (1,125)        (606)     (1,731)
                                     -------       ------      ------

INTEREST-BEARING LIABILITIES:
Borrowed funds                            42          (27)         15
Interest-bearing demand
  and savings deposits                    19           12          31
Money market deposits                    (61)         (52)       (113)
Time certificates of deposit            (293)         (77)       (370)
                                     -------       ------      ------

    Total interest-bearing
      liabilities                       (293)        (144)       (437)
                                     -------       ------      ------

Net interest income                   $ (832)      $ (462)    $(1,294)
                                     -------       ------      ------
                                     -------       ------      ------

Net interest income for the three months ended March 31, 1994 decreased $1.3 million, or 21.2%, from the amount reported for the comparable three month period in 1993. The decline is primarily attributable to a decrease in average loans outstanding and to an increase in average loans on nonaccrual during the first quarter of 1994 as compared to the first quarter of 1993, an overall decline in the yield on investment securities and short-term investments which was partially offset by higher yields on federal funds sold and, to a lesser extent, interest-bearing deposits with financial institutions. Net interest income was negatively affected by a change in the composition of the Company's deposits which was offset by lower rates on interest-bearing deposit liabilities.

The level of nonperforming loans in the Company's portfolio affects the amount of interest income. If a loan is placed on nonaccrual status, interest income that had been accrued to the date a loan is placed on nonaccrual is reversed and income is not recognized until the payment has actually been received. At March 31, 1994, there was no interest accrued which had not been reversed on nonaccrual loans. Had nonaccrual loans complied with the original terms, interest income would have increased by $1,335,000 and $695,000 during the three months ended March 31, 1994 and 1993, respectively, which would have increased the net interest margin by 1.29% and .57%, respectively. Interest income will continue to be adversely affected until such time as the Company is able to reduce the level of its nonaccrual loans and increase the volume of new loan origination. During the three months ended March 31, 1994, the Company's average interest-earning assets in general and average loans in particular declined from the average amounts reported at March 31, 1993, which, in turn, has partially contributed to the decline in net interest income. Average interest-earning assets and average gross loans were $412.1 million and $312.5 million, respectively, during the first quarter of 1994 compared to $487.9 million and $371.8 million for the three months ended 1993. This decline and any further decline in interest-earnings assets could continue to adversely affect net interest income in the future. Management has augmented lending staff levels in the commercial and industrial loan area as part of its efforts to originate new loans and to diversify the loan portfolio.

During the first quarter of 1994, the composition of average deposits changed as average noninterest-bearing deposits decreased as a percentage of total average deposits to 55.6% from 59.3% during all of 1993 and average interest-bearing deposits increased as percentage of total average deposits to 44.4% from 40.7% during all of 1993. This increased reliance on interest-bearing sources of funds has and will continue to adversely affect net interest income.

   PROVISION FOR LOAN LOSSES

The amounts provided for loan losses are determined by management after quarterly evaluations of the loan portfolio and the level of the allowance for loan losses. This evaluation process requires that management apply various judgements, assumptions and estimates concerning the impact certain factors may have on amounts provided. Factors considered by management in its evaluation process include known and inherent losses in the loan portfolio, the current economic environment, the composition of and risk in the loan portfolio, prior loss experience and underlying collateral values. While management considers the amounts provided to be adequate for the three months ended March 31, 1994, subsequent changes in the aforementioned factors and related assumptions may warrant adjustments in amounts provided, based on conditions prevailing at the time.

During the three months ended March 31, 1994, the Company's provision for loan losses was $4.0 million, a decline of $1.0 million from the $5.0 million reported for the same period in 1993. The first quarter 1994 provision reflects management's current assessment of: 1) recent appraisals on certain collateral reflecting an increased level of distressed asset sales in the Company's marketplace; 2) the impact recessionary conditions has had and may have on certain of the Company's borrowers; 3) reduced values of two real estate projects resulting from being located in areas impacted by the Northridge earthquakes; and 4) disruption in overall business activity in the earthquake affected areas. Approximately $850,000 of the provision for loan losses for the three months ended March 31, 1994 was earthquake related.

Net charge-offs during the three months ended March 31, 1994 were $1.7 million compared to $2.2 million for the three months ended December 31, 1993 and $3.7 million for the three months ended March 31, 1993. The Company has begun to see some signs of stabilization in real estate values in certain segments of its and its borrowers' marketplace, resulting in lower provisions for loan losses. Despite such signs of stabilization, the higher levels of the provisions for loan losses experienced by the Company since the onset of the distressed economic environment are expected to continue until such time as the Company experiences a reduction in the migration of loans to nonperforming status, and a reduction in its overall level of nonperforming loans. However, there can be no assurance that the recent stabilization of certain real estate values will continue and that the Company will not have increased provisions as a result.

Management's perspective on the general economic conditions in the Company's marketplace particularly the continuing deterioration in certain real estate sectors continue to be based upon most currently available economic reports which indicate that the current environment could continue to persist throughout and beyond 1994. In light of this perspective, management is seeking to expedite the disposition of up to approximately $50 million of nonperforming and subperforming assets. See Financial Condition--Accelerated Asset Disposition Plan.

      NONINTEREST INCOME

Total noninterest income for the three months ended March 31, 1994 and 1993 was $363,000 and $313,000, respectively. The increase of $50,000 during the first quarter of 1994 over that in the comparable period in 1993 is due to increases in service charges and trust fee income.

      NONINTEREST EXPENSE

The following tables set forth information on noninterest expense of the Company for the three months ended March 31, 1994 and 1993 (Dollars in thousands):


                                            Three Months Ended March 31,
                                                                  Increase
                                           1994        1993      (Decrease)
                                          ------      -------   -----------
Salaries and employee benefits            $2,257       $2,070      $  187
Occupancy                                    319          472        (153)
Furniture and equipment                      188          215         (27)
Customer service                           1,058        1,334        (276)
Data processing                              145          125          20
Other real estate owned                    1,567          661         906
Other                                      1,845        2,048        (203)
                                           -----        -----       -----
                                          $7,379       $6,925       $ 454
                                           -----        -----       -----
                                           -----        -----       -----


The following table summarizes the components of salaries and employee benefits for the three months ended March 31, 1994 and 1993 (Dollars in thousands):


                                               Three Months Ended March 31,
                                                      1994        1993
                                                    ------       -----
Salaries, wages and payroll taxes                   $1,988       2,085
Deferred direct incremental
  underwriting costs                                  (114)       (278)
Medical and other insurance benefits                   283         179
Other                                                  100          84
                                                    ------       -----
                                                     2,257       2,070
                                                    ------       -----
                                                    ------       -----


Direct compensation decreased approximately $97,000 during the three months ended March 31, 1994 over the amounts reported for the comparable period in 1993. The decrease is attributable to a lower number of employees within the Company during the three months ended March 31, 1994 as compared to the comparable period in 1993. During the three months ended March 31, 1994, the Company accrued $90,000 of compensation related expenses associated with the reorganization of its operations. Approximately 20% of the currently authorized positions within the Company have been eliminated as part of management's plan of reducing operating costs, increasing efficiency and making expense levels consistent with the Company's size and earnings capacity. Deferred direct incremental underwriting costs have decreased approximately $164,000 in the first quarter of 1994 from the levels reported in the comparable period in 1993. The level of such deferred costs is directly related to the volume of new loan originations which, since mid-1991, have been declining as part of management's strategic goal of reducing real estate loan growth, particularly construction lending, in light of softness in the real estate sector and weakness in loan demand. The $104,000 increase in medical and other insurance benefits of is attributable to an increase in costs passed on to the Company from its health care providers.

Occupancy expense decreased approximately $153,000 during the three months ended March 31, 1994 from the amounts reported during the similar period in 1993 and was due to the renegotiation of the terms for the space it occupies in Los Angeles. The renegotiated lease terms will reduce the Company's occupancy expense for that space over the next nine years.

Customer service expense, primarily attributable to accounting, data processing and courier services provided to title insurance company and escrow company depositors, is incurred by the Company to the extent that certain average balances of noninterest-bearing deposits are maintained by such depositors and such deposit relationships are determined to be profitable. The Company seeks to control its customer service expense by continuously monitoring the earnings performance of its account relationships and, on that basis, limiting the amount of services provided. Additionally, during the first quarter of 1994, the Board of Governors of the Federal Reserve System issued a new interpretive release which is applicable to all member banks, such as the Bank, and other entities, which limits the payment of customer service expense to certain prescribed instances. The average balance of title insurance company and escrow company deposits during the three months ended March 31, 1994 and 1993 was $189.6 million and $232.5 million, respectively, contributing to a decrease in customer service expense of $276,000 during the first quarter of 1994 from the level reported a year earlier. The decrease also reflects the limiting of expenses based on the interpretive release discussed above and management's efforts at monitoring the earnings performance of such accounts, thereby decreasing the level and cost of outside services provided. The balance of title insurance company and escrow company deposits at March 31, 1994 was $132.5 million and $132.3 million, respectively. If customer service expense were classified as interest expense, then the Company's net interest income and noninterest expense for the months ended March 31, 1994 and 1993 would be reduced by $1.1 million and $1.3 million, respectively. Net interest margin would be 3.68% and 3.95% for the three months ended March 31, 1994 and 1993, respectively.

Data processing expense increased approximately $20,000 for the three months ended March 31, 1994 from the comparable period in 1993 as a result of one-time credits received in 1993 from the renegotiation of the Company's contract with its primary data processor. The renegotiated contract is expected to reduce data processing costs by approximately $320,000 annually for each of the years 1994 through 1997.

Other real estate owned (OREO) expense increased during the three months ended March 31, 1994 by $906,000 from the amount reported for the same period in 1993. During the three months ended March 31, 1994, the level of OREO was significantly higher than during 1993, which has resulted in an increase in direct holding costs and valuation adjustments of $342,000 and $564,000, respectively, in 1994 from 1993. During the three months ended March 31, 1994, direct holding costs were $667,000 and were comprised principally of property taxes, insurance, security, foreclosure costs, and, to a lesser extent, marketing and other miscellaneous costs. During the three months ended March 31, 1994, a valuation adjustment of $900,000 resulted from the writedown of one existing OREO to reflect a reduction in its fair market value brought about as a result of weaknesses in that project's real estate segment of the Company's marketplace. Due to weaknesses in the Southern California real estate market and the high level of the Company's nonperforming assets, OREO expense is expected to continue to adversely affect the Company's results of operations.

Other noninterest expense for the three months ended March 31, 1994 and 1993 are comprised of the following (Dollars in thousands):


                                                Three Months Ended
                                                     March 31,
                                                  1994         1993
                                                 -----        -----
      Promotional                                $ 152          171
      Professional                                 605          745
      FDIC assessments                             401          437
      Other                                        687          695
                                                ------        -----
                                                $1,845        2,048
                                                ------        -----
                                                ------        -----

Promotional expenses decreased $19,000 during the three months ended March 31, 1994 as compared to the comparable period in 1993 primarily as a result of management's decreased emphasis on marketing related activities.

Professional related expenses decreased $140,000 during the first quarter of 1994 from the amounts reported for the three months ended March 31, 1993. The decrease principally reflects the Company's reduction in appraisal expense and to a lesser extent, decreases in the use of outside professional assistance. Management expects that professional fees incurred in connection with problem asset resolution will continue to affect negatively noninterest expenses in 1994.

Premiums paid for FDIC insurance decreased $36,000 during the three months ended March 31, 1994 from the amounts reported for the three months ended March 31, 1993 resulting from the decline in average deposit balances subject to FDIC insurance premiums.

The principal components contributing to the decrease in other noninterest expense of $8,000 during 1994 over the amount reported in 1993 are the lower operating losses and lower check printing charges. This decrease was offset by the expenses associated with the outsourcing of item processing which are classified in other noninterest expense in 1994, whereas, in the first quarter of 1993, internal item processing costs were principally in the form of salaries and benefits.

FINANCIAL CONDITION

      TOTAL ASSETS

At March 31, 1994, total assets were approximately $512.5 million, as compared to $567.5 million at December 31, 1993, a decrease of approximately $55.0 million. The decrease in assets at the close of the first quarter of 1994 from year-end 1993, was centered primarily in short-term investments and loans, offset partially by increases in cash and due from banks and, to a lesser extent, in federal funds sold. The decrease in asset growth during the first quarter of 1994 resulted from an approximate $51.6 million decrease in deposits from the levels existing at December 31, 1993.

In the opinion of management, daily average balance information also provides a meaningful basis for purposes of its discussion and analysis of consolidated financial condition and operating results. Accordingly, such information is used in the discussion which follows to assist in providing information relevant to the Company.

Total average assets for the three months ended March 31, 1994 were $476.0 million, down 18.7%, from the $585.7 million average for the year ended December 31, 1993. The decline in average assets during the first quarter of 1994 reflects management's decision to limit growth of new real estate related credits, slower growth rates experienced in new loan origination due to lower loan demand and generally lower levels of investment activity brought on by an approximate $116.2 million decrease during the first quarter in total average deposits, the Company's primary source of funds.

      CASH AND DUE FROM BANKS

A high percentage of the Company's assets are maintained in cash and due from banks directly reflecting the large volume and size of clearings related to its title insurance company and escrow company deposits. At March 31, 1994, cash and due from banks was up approximately $45.2 million from the balances reported at December 31, 1993, primarily to accommodate the Company's requirements to meet the liquidity needs of its deposit customers. The average balance of cash and due from banks for the three months ended March 31, 1994 was approximately $55.7 million, down $13.5 million, or 19.5%, from the comparable $69.2 million of average cash and due from banks for the year ended December 31, 1993.

      FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

The extent and mix of the Company's short-term investments and federal funds sold generally has been a function of the Company's title insurance and escrow company deposits and the liquidity requirements of such customers. In addition, as loan demand has increased or decreased, federal funds sold and short-term investments have moved inversely to accommodate the funding needs of the Company.

            Federal Funds Sold

Average federal funds sold were approximately $50.3 million during the first quarter of 1994, down $39.0 million, or 43.7%, from the $89.3 million average for all of 1993. The decrease was primarily due to having, on an average basis, less excess funds to invest and the Company's placement of available excess funds into other forms of liquid investments. At March 31, 1994, federal funds sold were $20 million. At December 31, 1993, the Company did not take a position in federal funds sold as it placed available funds in other forms of liquid investments.

            Short-term Investments

At March 31, 1994, the Company's short-term investments aggregated $81.8 million, down approximately $98.1 million, or 54.5%, from the $179.9 million reported at December 31, 1993. During the first quarter, the Company purchased short-term investments of $96.7 million and retired approximately $195.0 million of matured short-term investments. During the first quarter of 1994, average short-term investments were $15.1 million as compared to $33.0 million during all of 1993. Short-term investments are carried at market and there were no unrealized holding gain or loss adjustments to shareholders' equity during the three months ended March 31, 1994.

      INVESTMENT SECURITIES

At March 31, 1994, the Company's investment securities portfolio aggregated $35.3 million, up approximately $6.2 million from the $29.1 million reported by the Company at December 31, 1993. During the first quarter of 1994, the Company purchased approximately $8.3 million of investment securities for its portfolio and retired $2.0 million of matured securities. Total average investment securities for the three months ended March 31, 1994 were $31.4 million.

      LOANS

The Company engages in real estate lending through construction and term mortgage loans, all of which are secured by deeds of trust on underlying real estate. The Company also engages in commercial lending to businesses, and although the Company looks principally to the borrowers' cash flow as source of repayment, many commercial loans are real estate secured. The Company's real estate and construction loans are diversified by type of collateral and concentrated geographically throughout the five counties it serves in Southern California. In addition to the collateralized position on its lending activities, all lending transactions are subject to the Bank's credit evaluation, underwriting criteria and monitoring standards.

At March 31, 1994, real estate, construction and commercial loans comprised approximately 52.6%, 23.3% and 23.5%, respectively, of total loans in the portfolio. This compares to 45.5%, 27.2% and 26.7% categorized as real estate, construction and commercial loans, respectively, at December 31, 1993. At March 31, 1994, loans, net of deferred loan fees were $298.8 million, as compared to $322.7 million at December 31, 1993, a decline of approximately $23.9 million. This decline is attributable to management's decision to limit real estate related loan growth generally to existing customers and to the funding of previously existing commitments and to regulatory recommendations regarding growth and concentration in real estate related credits, particularly construction loans. The decline also reflects the slow down in California's economic activity which impacted all segments of the loan portfolio. Management has augmented lending staff levels in the commercial and industrial loan area but faces keen competition in the marketplace which is exacerbated by overall weaknesses in the local economy. Real estate loans, principally mini-permanent loans to the Bank's existing customers, increased $10.4 million, and construction and commercial loans to businesses declined $18.2 million and $15.9 million, respectively, at March 31, 1994 when compared to the respective balances outstanding at the close of 1993.

Average gross loans were $313.5 million for the three months ended March 31 1994, a decrease of $39.9 million, or 11.3%, from the $353.4 million average for the year ended December 31, 1993. The decline reflects the downward trend in the level of gross loans outstanding due to California's economic activity in 1994 and earlier which has impacted all segments of the loan portfolio. The Company's average loan-to-deposit ratio was 72.8% during the first three months of 1994, as compared to 64.7% for all of 1993.

In light of the current economy, management's decision to limit real estate lending, principally construction financing, is expected to continue during 1994. This may have the effect of reducing the size of the Company's loan portfolio unless the Company is able to successfully market other loan products.

      ACCELERATED ASSET DISPOSITION PLAN

On April 18, 1994, the Company announced that it had retained a financial advisor in connection with evaluating and selling by means of competitively sealed bids of up to approximately $50 million of its nonperforming and sub-performing residential and commercial real estate loans, which may include some foreclosed properties. Based upon its preliminary assessment of assets that are being considered for inclusion in the sale, management estimates that the Company will incur a charge to income at the time of consummation of up to $10 million. Approximately $9.3 million of this estimated charge would represent the estimated market discount from the accelerated disposition of these assets and the balance reflects the estimated costs of the transaction. The timing and amount of the charge will depend on, among other things, the actual assets that are identified for sale, the date this determination is made and the then current market conditions. There can be no assurance that the estimated charge will not be higher or that the resulting impact on nonperforming loans and capital will not be different. However, should market conditions change and, in turn, cause the economics of the proposed trasnsaction to be unacceptable to the Company, management has the discretion to terminate the sale.

Management and its advisor are in the process of identifying the assets to be included in the sale, and management expects to finalize the identification process and to commence the offering process in June, with bids expected in July. The sale is expected to be consummated in the third quarter of 1994.

     ALLOWANCE FOR LOAN LOSSES

A certain degree of risk is inherent in the extension of credit. Management has credit policies in place to monitor and control the level of loan losses and nonperforming loans. One product of the Company's credit risk management is the maintenance of the allowance for loan losses at a level considered by management to be adequate to absorb estimated known and inherent losses in the existing portfolio, including commitments and standby letters of credit. The allowance for loan losses is established through charges to operations in the form of provisions for loan losses. The 1993 Form 10-K discusses the factors and methodology used by management in determining the allowance for loan losses.

At March 31, 1994, the allowance for loan losses was $20.5 million, or 6.90% of loans, net of deferred loan fees, compared to $18.2 million, or 5.64% of net loans outstanding at December 31, 1993. The provision for loan losses was $4.0 million and $5.0 million for the three months ended March 31, 1994 and 1993, respectively. Net charge-offs were $1.7 million and $3.7 million for the three months ended March 31, 1994 and 1993, respectively. As a percentage of average loans, annualized net charge-offs were 2.20% for the three months ended March 31, 1994 compared to 3.83% for 1993. Net charge-offs during the first quarter of 1994 primarily resulted from losses recognized upon transfer of assets to other real estate owned, losses taken on certain real estate related loans due to economic conditions and other charge-offs related to loans deemed uncollectible by the Company.

Management believes that the allowance for loan losses at March 31, 1994 was adequate to absorb the known and inherent risks in the loan portfolio at that time. However, no assurance can be given that continuation of current recessionary factors, future changes in economic conditions that might adversely affect the Company's principal market area, borrowers or collateral values, and other circumstances, including regulatory agencies' assessment of information available to them at the time of their future examinations, will not result in increased losses in the Company's loan portfolio in the future.

NONPERFORMING ASSETS

      NONACCRUAL, PAST DUE AND MODIFIED LOANS

The following is a summary of the Company's nonperforming loans (nonaccrual loans and loans past due 90 days or more and still accruing interest) and loans with modified terms at March 31, 1994 and December 31, 1993 (dollars in thousands):



                                                March 31,      December 31,
                                                  1994             1993
                                                --------       -----------
Loans on nonaccrual                              $38,527           $29,056
Loans past due 90 days or more and
  still accruing interest                          4,642             5,769
                                                 -------            ------
Total nonperforming loans                         43,169            34,825
Loans with modified terms                          3,960             9,539
                                                 -------            ------
Nonperforming loans and loans with
  modified terms                                 $47,129           $44,364
                                                 -------            ------
                                                 -------            ------
Nonaccrual and past due loans as
  a percentage of total loans                      14.45%            10.79%
                                                 -------            ------
                                                 -------            ------


At March 31, 1994, approximately 87.4% of the Company's outstanding nonperforming loans were secured by deeds of trust on a portfolio of real estate which reduces, but does not eliminate, the risk of loss. The ratio of the Company's allowance for loan losses to nonperforming loans was 47.5% and 52.3% at March 31, 1994 and December 31, 1993, respectively.

      OTHER REAL ESTATE OWNED

At March 31, 1994 and December 31, 1993, other real estate owned amounted to $15.5 million and $13.9 million, respectively. Activity in other real estate owned for the three months ended March 31, 1994 and year ended December 31, 1993 is as follows (Dollars in thousands):


                                               Three months
                                                   ended         Year-ended
                                                  3/31/94         12/31/93
                                               ------------      ----------

Balance, beginning of period                       13,949             4,359
Additions                                           4,958            24,209
Sales                                              (2,530)          (13,905)
Valuation adjustment                                 (900)             (714)
                                                ---------         ---------
Balance, end of period                             15,477            13,949
                                                ---------         ---------
                                                ---------         ---------

The sale of $2.5 million of other real estate owned during the first three months of 1994, resulted in a net loss upon sale of $15,000. For the three months ended March 31, 1993, the Company's net gain upon sale of real estate owned was $13,000.

      DEPOSITS

The Company has generated a substantial portion of its deposits from large balance depositors by offering a high level of customer services primarily through outside contractors. A significant amount of such deposits are from Southern California based title insurance companies and escrow companies. By focusing on these types of accounts, the Company's total deposits and, in particular, noninterest-bearing demand deposits have historically grown steadily.

At March 31, 1994, total deposits of $474.1 million were comprised of $301.3 million and $172.8 million of noninterest-bearing and interest-bearing deposits, respectively. At December 31, 1993, total deposits of $525.7 million were comprised of $322.9 million and $202.8 million of noninterest-bearing and interest-bearing deposits, respectively. The $51.6 million decrease in total deposits since December 31, 1993 is comprised of decreases of $21.6 million and $30.0 million in noninterest-bearing and interest-bearing deposits, respectively. The decrease in noninterest-bearing deposits at March 31, 1994 as compared to December 31, 1993 was primarily in title insurance company and escrow company deposits and reflects the current lower volume of residential refinancing occurring in the Company's marketplace. The decrease in interest-bearing deposits since December 31, 1993 reflects a $18.0 million and an $12.0 million decrease in the Company's time certificates of deposits and the Company's savings and interest-bearing demand deposit balances, respectively. Such decreases in interest-bearing deposit levels are consistent with the management of deposit levels in relation to loan levels and, to a lesser extent, a result of depositors seeking higher yields in the marketplace.


Consistent with the decrease in total deposits at March 31, 1994 from the levels reported at the close of 1993, total average deposits for the three months ended March 31, 1994 were $430.0 million, down $116.2 million, or 21.3%, from the $546.2 million average for all of 1993. Average noninterest-bearing deposits and average interest-bearing deposits during the first quarter of 1994 were $239.2 million and $190.8 million, respectively, which compares to $323.7 million and

$222.5 million, respectively, for the year ended December 31, 1993. The $84.5 million decrease in average noninterest-bearing deposits during the first quarter of 1994 from comparable averages applicable to 1993 primarily reflects the general decline from historical levels in real estate transaction activity handled by the Company's title insurance and escrow company depositors as a result of current economic conditions. The decrease in average interest-bearing deposits of $31.7 million during the first quarter from the 1993 average is comprised of an approximate $26.2 million decrease in average time certificates of deposit an approximate $5.5 million decline in savings run off due to depositors seeking yields in other investment forms and other interest-bearing demand accounts.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity position to ensure that sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Liquidity is derived from both the asset and liability sides of the balance sheet. Asset liquidity arises from the ability to convert assets to cash and self-liquidation or maturity of assets. Liquid asset balances include cash, interest-bearing deposits with financial institutions, short-term investments and federal funds sold. Liability liquidity arises from a diversity of funding sources as well as from the ability of the Company to attract deposits of varying maturities. If the Company were limited to only one source of funding or all its deposits had the same maturity, its liquidity position would be adversely impacted.

At March 31, 1994, the Company's ratio of liquid assets, defined as cash and due from banks, interest-bearing deposits with financial institutions, federal funds sold and short-term investments, to total deposits was 35.7%. The ratio of average total liquid assets to average total deposits was 28.2% during the first quarter of 1994.

At March 31, 1994, $264.8 million of the Company's noninterest-bearing demand deposits, or 55.9% of total deposits, were from title insurance companies and escrow companies and $106.3 million of such deposits, or 22.4% of total deposits, were maintained by five title insurance and escrow company customers; one such customer accounted for 10.1%, and another accounted for 6.0%, of total deposits. Title insurance company and escrow company deposits generally fluctuate with the volume of real estate activity, which, in turn, are affected by fluctuations in the general level of interest rates and other economic factors affecting the real estate market. During the first quarter of 1994, the Board of Governors of the Federal Reserve System issued a new interpretive release which is applicable to all member banks, such as the Bank, and other entities, which limits the payment of customer service expense to certain prescribed instances. As a result of the issuance of this interpretive release, customer service expense declined. In addition as of March 31, 1994, labor union deposits were $83.6 million, or 17.6% of total deposits, and 47.4% of these deposits were demand deposits. Further, all demand deposit accounts, including title insurance company, escrow company and labor union deposits, are subject to turnover. At March 31, 1994, $301.3 million or 63.6% of the Company's total deposits were noninterest-bearing demand deposits, and time certificates of deposit of $100,000 or more were $15.7 million, which represented 3.3% of total deposits. Time certificates of deposit of $100,000 or more may be subject to fluctuation as they are generally more sensitive to changes in interest rates than other types or amounts of deposits.

To further cushion any unanticipated fluctuation in its liquidity position, the Bank, as with all member commercial banks may borrow from the regional Federal Reserve Bank subject to compliance with regulatory requirements. At March 31, 1994, loans outstanding in the amount of $49.9 million were pledged as collateral to secure future advances with the Federal Reserve Bank. In addition, the Bank has federal funds facilities available with its major correspondent aggregating

$15.0 million. These facilities are subject to customary terms for such arrangements.

At March 31, 1994, Guardian Bancorp, on an unconsolidated parent company only basis, had cash and cash equivalents available of approximately $1.8 million.
On January 28, 1994, Guardian Bancorp consummated the Offering by raising gross proceeds of approximately $17,898,000. Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank, subsequently reimbursed the Bank approximately $229,000 for costs it incurred and retained approximately $1.2 million for its own general corporate purposes.

On December 22, 1988, Guardian Bancorp issued to an unaffiliated purchaser $3.0 million in aggregate principal amount of 11-3/4% Subordinated Debentures that mature on December 30, 1995. Interest on the Bancorp Debentures accrues and is payable quarterly, and the principal is due on maturity. Guardian Bancorp is not currently in default with respect to any of the interest payments due on the Bancorp Debentures, and management believes that Guardian Bancorp currently has sufficient liquid assets to make such payments through to maturity. However, absent a restructuring of the Bancorp Debentures or the receipt of additional funds from Bank dividends, the issuance of debt or equity or otherwise, Guardian Bancorp will not have sufficient liquid assets to pay the $3.0 million principal amount of such securities that will become due on the stated maturity date. Guardian Bancorp's ability to receive additional funds through Bank dividends or the issuance of debt at the holding company level is limited by regulatory and statutory restrictions.

At March 31, 1994, approximately $138.2 million of the Company's accruing loans outstanding mature within one year and approximately $211.1 million, or 81.1%, of the outstanding accruing loan portfolio bears a floating rate of interest. While such a floating interest rate structure might result temporarily in declining spreads when general interest rates fall (until deposits are repriced at lower interest rates), the Company believes that such loan pricing minimizes interest rate risk and that its exposure to declining spread is immaterial considering the maturities of its interest-bearing deposits. Other than normal commitments to lend in the amount of approximately $56.0 million, including commitments under standby letters of credit, the Company had no material unrecorded commitments or contingencies at March 31, 1994.

CAPITAL RESOURCES

On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $299,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes.

Management seeks to maintain capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The 1992 risk-based capital guidelines adopted by the Federal Reserve Board require the Company and the Bank to achieve certain minimum ratios of capital to risk-weighted assets. In addition, the Federal Reserve Board has adopted a leverage ratio that requires a minimum ratio of Tier 1 capital to average assets. The table on the following page sets forth the Company's and the Bank's risk-based capital and leverage ratios at March 31, 1994 (dollars in thousands):




                                                       Company
                                   -----------------------------------------
(Dollares in thousands)                            $                %
- - ---------------------                           ---------      -----------

Risk-based ratios:
  Tier 1 Capital(1)                            $ 33,016            9.71%
  Tier 1 Capital minimum requirement(2)          13,602            4.00
                                               --------           -----
  Excess                                       $ 19,414            5.71%
                                               --------           -----
                                               --------           -----

  Total Capital(3)                             $ 40,467           11.90%
  Total Capital minimum requirement(2)           27,203            8.00
                                               --------           -----
  Excess                                       $ 13,264            3.90%
                                               --------           -----
                                               --------           -----

  Risk-weighted assets                         $340,039
                                               --------
                                               --------
Leverage ratio (3+% minimum)(4)                                    6.94%
                                                                  -----
                                                                  -----

                                                   BANK
                                   -----------------------------------------
(Dollars in thousands)                            $                %
                                                -------         ------
Risk-based ratios:
  Tier 1 Capital(1)                             $ 34,225         10.55%
  Tier 1 Capital minimum requirement(2)           12,978          4.00
                                                --------         -----
  Excess                                        $ 21,247          6.55%
                                                --------         -----
                                                --------         -----

  Total Capital(3)                              $ 38,484         11.86%
  Total Capital minimum requirement(2)            25,955          8.00
                                                --------         -----
  Excess                                        $ 12,529          3.86%
                                                --------         -----
                                                --------         -----

  Risk-weighted assets                          $324,441
                                                --------
                                                --------

Leverage ratio (3+% minimum)(4)                                   7.21%
                                                                 -----
                                                                 -----

- - ------------------------
(1.) Includes common shareholders' equity.

(2.) Insured institutions such as the Bank must, among other things, maintain a Tier 1 Capital ratio of at least 4% or 6% and a Total Capital or ratio of at least 8% or 10% to be considered "adequately capitalized" or "well capitalized", respectively, under the prompt corrective action provisions of the Federal Deposit Insurance Improvement Act of 1991 ("FDICIA").

(3.) Includes common shareholders equity plus allowance for loan losses, subject to certain limitations. For Guardian
      Bancorp's risk-based capital ratios, subordinated debt is included.

(4.) Tier 1 capital divided by average assets for the quarter ended
     March 31, 1994. The 3% minimum applies to highest rated organizations. Others, including those anticipating or experiencing significant growth internally or through acquisitions, are expected to maintain higher minimum ratios. Although the Company and the Bank has not been informed by bank regulators of a specific minimum which must be maintained, it is anticipated that if any specified minimum is required, it will be greater than 3%. Commencing December 19, 1992, insured institutions such as the Bank must, among other things, maintain a leverage ratio of at least 4% or 5% to be considered "adequately capitalized" or "well capitalized", respectively, under the prompt corrective action provisions of FDICIA.

                                    -26-

With the exception of the capital raising efforts discussed above, and, on a much smaller scale, the periodic exercise of employee stock options, retained earnings from operations have historically been the primary source of new capital for the Company. Management is committed to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company is financially sound.




            [This space intentionally left blank]

                          PART II - OTHER INFORMATION


Item 1-5.   Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits - Inapplicable.

            (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder authorized.


                                          GUARDIAN BANCORP


Dated:      May 13, 1994                By   /s/ PAUL M. HARRIS
                                          ----------------------------------
                                             Paul M. Harris
                                             Chairman of the Board and
                                             Chief Executive Officer


Dated:      May 13, 1994                By   /s/ HOWARD C. FLETCHER III
                                           ---------------------------------
                                             Howard C. Fletcher III
                                             President


Dated:      May 13, 1994                By   /s/ JON D. VAN DEUREN
                                          ----------------------------------
                                             Jon D. Van Deuren
                                             Executive Vice President and
                                             Chief Financial Officer