Form 10-Q
period 1994-06-30
GUARDIAN BANCORP
filed 1994-08-15
CIK 749751

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1994 or

[ ] Transition report pursuant to Section 35 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to
                                    ----------------    -----------------------
Commission file number                         1-9757
                      ---------------------------------------------------------
                                GUARDIAN BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                       95-3686137
- - ------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


800 South Figueroa Street, Los Angeles, California                90017
- - -------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code         (213) 239-0800
                                                  -----------------------------


                              N/A
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes x     No
                            ---      ---

As of August 8, 1994, there were issued and outstanding 12,514,075 shares of the issuer's Common Stock.


                         This report contains 30 pages.

                        The exhibit index is on page 29.

                         GUARDIAN BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

Item 1.  Financial Statements.


(Dollars in thousands)                          June 30,    December 31,
                                                  1994          1993
                                                --------    ------------

Cash and due from banks                        $ 71,052       $ 23,155
Interest-bearing deposits with
  financial institutions                          1,595          1,990

Investment securities (market value
  of $31,519 at June 30, 1994 and
  $29,221 at December 31, 1993):
    U.S. Treasury                                30,528         24,279
    State and municipal                           1,091          4,336
    Federal Reserve Bank stock                      464            464
                                               --------       --------

      Total investment securities                32,083         29,079
                                               --------       --------

Short-term investments                           89,951        179,948


Loans:
  Real estate                                   117,059        147,039
  Construction                                   47,090         87,829
  Commercial                                     70,959         86,260
  Installment                                     1,640          2,046
  Deferred loan fees                               (537)          (426)
                                               --------       --------

    Loans, net of deferred loan fees            236,211        322,748
Less allowance for loan losses                  (13,587)       (18,200)
                                               --------       --------

    Net loans                                   222,624        304,548
                                               --------       --------

Premises and equipment, net                       1,517          1,808
Deferred income taxes                               390          3,574
Other real estate owned and assets
  held for accelerated disposition               43,514         13,949
Accrued interest receivable and
  other assets                                   10,516          9,495
                                               --------       --------


                                               $473,242       $567,546
                                               --------       --------
                                               --------       --------

Deposits:
  Noninterest-bearing demand                   $279,237       $322,900
  Savings and interest-bearing demand            44,161         53,285
  Money market                                   44,392         47,603
  Time certificates of deposit                   78,883        101,886
                                               --------       --------

    Total deposits                              446,673        525,674


11-3/4% subordinated debentures                   3,000          3,000
Other borrowed money                                --          15,000
Accrued interest payable and other
  liabilities                                     2,821          2,571
                                               --------       --------

    Total liabilities                           452,494        546,245
                                               --------       --------
                                               --------       --------

Shareholders' equity:
  Common stock, without par value.
    Authorized 29,296,875 shares;
    issued and outstanding
    12,514,075 and 3,740,000
    shares in 1994 and 1993,
    respectively.                                33,734         15,836
  Retained earnings (deficit)                   (12,986)         5,465
                                               --------       --------

                                                 20,748         21,301
                                               --------       --------

                                               $473,242       $567,546
                                               --------       --------
                                               --------       --------



See accompanying notes to consolidated financial statements.

                         GUARDIAN BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)




                                               Three months                        Six months
                                              ended June 30,                     ended June 30,
                                          -----------------------            -----------------------
(dollars in thousands,                      1994           1993                1994           1993
except per share data)                    --------        -------            --------       --------

Interest Income:
  Loans                                   $  5,481        $ 7,149            $ 11,050       $ 14,218
  Deposits with financial
    institutions                                12              8                  28             15
  Investment securities                        388            496                 745            932
  Short-term Investments                       126            334                 205            575
  Federal funds sold                           314            805                 706          1,196
                                          --------        -------            --------        -------
                                             6,321          8,792              12,734         16,936
                                          --------        -------            --------        -------
Interest expense:
  Deposits                                   1,347          1,910               2,786          3,801
  Borrowed funds                               121             96                 262            222
                                          --------        -------            --------        -------
                                             1,468          2,006               3,048          4,023
                                          --------        -------            --------        -------
  Net interest income                        4,853          6,786               9,686         12,913
Provision for loan losses                   11,000          3,750              15,000          8,750
                                          --------        -------            --------        -------
  Net interest income (loss)
    after provision for loan losses         (6,147)         3,036              (5,314)         4,163
                                          --------        -------            --------        -------
Noninterest Income                             417            375                 780            688

Noninterest expense:
  Salaries and employee benefits             2,087          1,941               4,344          4,011
  Occupancy                                    304            179                 623            651
  Furniture and equipment                      218            218                 406            433
  Customer service                             904          1,491               1,962          2,825
  Data processing                              159            106                 304            231
  Other real estate owned                      874            546               2,441          1,181
  Professional                                 635            467               1,137          1,017
  Other                                      1,357          1,301               2,700          2,825
                                          --------        -------            --------        -------
    Total noninterest expense                6,538          6,249              13,917         13,174
                                          --------        -------            --------        -------

Loss before income taxes                   (12,268)        (2,838)            (18,451)        (8,323)
Benefit for income taxes                        --           (591)                 --         (1,997)
                                          --------        -------            --------        -------
    Net loss                              $(12,268)       $(2,247)           $(18,451)       $(6,326)
                                          --------        -------            --------        -------
                                          --------        -------            --------        -------
Net loss per share                        $  (0.98)       $ (0.61)           $  (1.67)       $ (1.72)
                                          --------        -------            --------        -------
                                          --------        -------            --------        -------



See accompanying notes to consolidated financial statements.


                         GUARDIAN BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
(dollars in thousands)                                     Six months
                                                         ended June 30,
                                                    -------------------------
                                                      1994            1993
                                                    --------        ---------

Cash flows from operating activities:
  Net loss                                          $(18,451)      $ (6,326)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Provision for loan losses                       15,000          8,750
      Depreciation and amortization                      410            425
      Benefit for deferred income taxes                3,184            829
      Amortization of net deferred
        loan fees                                       (758)          (948)
      Amortization of net premium
        on securities                                    119            124
      Amortization of discount on
        short-term investments                          (128)          (361)
      Loss on sales of short-term
        investments                                       --             10
      Net (gain) loss on sale of other
        real estate owned                                (70)            25
      Other real estate owned
        valuation adjustments                          1,200            336
      Gain on sale of premises and
        equipment                                        (27)            --
      Net change in accrued interest
        receivable and other assets                   (1,021)        (5,413)
      Net change in accrued interest
        payable and other liabilities                    250          6,264
                                                    --------       --------

        Net cash provided by
          (used in) operations                          (292)         3,715
                                                    --------       --------

Cash flows from investing activities:
  Proceeds from maturities of
  investment securities transactions                  16,975          3,066
  Purchases of investment securities                 (20,098)       (13,223)
  Proceeds from short-term investment
  securities transactions:
    Sales                                                 --        219,900
    Maturities                                       290,000         60,000
  Purchases of short-term investments               (199,875)      (375,414)
  Net change in loans                                 31,411         13,322
  Proceeds from sale of other real estate              5,576          6,568
  Purchases of premises and equipment                   (119)          (104)
  Proceeds from sale of premises
    and equipment                                         27             --
                                                    --------       --------
        Net cash provided by (used in)
          investing activities                       123,897        (85,885)
                                                    --------       --------

Cash flows from financing activities:
  Net change in deposits                             (79,001)       110,575
  Change in other borrowed money                     (15,000)       (10,000)
  Net proceeds from issuance of
    common stock                                      17,898            250
                                                    --------       --------

        Net cash provided by (used in)
          financing activities                       (76,103)       100,825
                                                    --------       --------

        Net increase in cash
          and cash equivalents                        47,502         18,655

Cash and cash equivalents at beginning
  of year                                             25,145        109,853
                                                    --------       --------

Cash and cash equivalents at end of
  period                                              72,647       $128,508
                                                    --------       --------
                                                    --------       --------

Supplemental disclosures:
   Interest paid                                    $  3,081       $  3,958
   Taxes paid                                             --             --

Significant non-cash transactions:
   Transfer of loans to other
     real estate owned and assets
     held for accelerated disposition                 36,272       $  6,954
   Loans made to facilitate sale
     of real estate owned                              1,423          2,797



See accompanying notes to consolidated financial statements.

                                GUARDIAN BANCORP

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

          The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes normally required to complete financial statement disclosure. While management believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and the notes thereto included at "Item 8. Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

          The accompanying consolidated balance sheet, statements of operations and cash flows reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 1994 and December 31, 1993, results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results of operations for the full year ended December 31, 1994.

NOTE 2    CONSUMMATION OF RIGHTS OFFERING

          On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $229,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes.

NOTE 3    ACCELERATED ASSET DISPOSITION

          During the second quarter of 1994, management and the Board of Directors announced the Company's decision to sell approximately $50 million of nonperforming and

                         GUARDIAN BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



          subperforming residential and commercial real estate loans and foreclosed properties. A provision for loan losses to reflect the market valuation associated with the accelerated disposition was made and the loans at estimated market value were transferred to other real estate owned and assets held for accelerated disposition.

NOTE 4    PER SHARE DATA

          Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents except when their effect is antidilutive. The weighted average number of shares of common stock outstanding for the three and six months ended June 30, 1994 of 12,514,000 and 11,060,000, respectively, were used to compute loss per share for the periods then ended. The weighted average number of common shares and common share equivalents used to compute earnings per share for the three and six months ended June 30, 1993 were 3,697,000 and 3,681,000, respectively.

NOTE 5    AVAILABILITY OF FUNDS FROM BANK AND RESTRICTIONS
          ON CASH BALANCES

          The Bank is required to maintain certain minimum reserve balances on deposit with the Federal Reserve Bank. Cash balances maintained to meet reserve requirements are not available for use by the Bank. During the first six months of 1994, the Bank was required to maintain average reserves of approximately $18.7 million.

          The source of substantially all the revenues of Guardian Bancorp, on an unconsolidated basis, including funds available for the payment of dividends, is, and is expected to continue to be, dividends paid by the Bank. Under state banking law, dividends declared by the Bank in any calendar year may not, without the approval of the California Superintendent of Banks, exceed its net income, as defined, for that year combined with its retained earnings for the preceding two years. Guardian Bancorp has agreed not to incur additional debt or pay any dividends, and the Bank cannot pay or declare dividends to Guardian Bancorp without prior regulatory approval. State banking law also restricts the Bank from extending credit to Guardian Bancorp in excess of 10% of the capital stock and surplus, as defined, of the Bank or approximately $2.2 million at June 30, 1994.

          At June 30, 1994, Guardian Bancorp, on an unconsolidated parent company only basis, had cash and cash equivalents available of approximately $1.8 million. On January 28, 1994, Guardian Bancorp consummated the Offering by raising gross proceeds of approximately $17,898,000.

                         GUARDIAN BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



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

NOTE 6    STATEMENTS OF CASH FLOWS

          For the purpose of the accompanying consolidated statements of cash flows, the Company considers cash and due from banks, and interest-bearing deposits with financial institutions and federal funds sold having maturities at the date of purchase of three months or less to be cash equivalents.

NOTE 7    INVESTMENT AND SHORT-TERM SECURITIES

          The following table shows the carrying value, gross unrealized gains and losses and estimated market values of investment securities at June 30, 1994 (Dollars in thousands):


                                                 Gross       Gross
                                   Carrying   Unrealized  Unrealized   Market
                                     Value       Gains      Losses      Value
                                   --------   ----------  ----------   -------

             U.S. Treasury
              securities            $30,528      $ 16       $(598)     $29,946
             State and
              municipal
              securities              1,091        19          (1)       1,109
             Federal Reserve
              Bank stock                464        --          --          464
                                    -------      ----      ------      -------

                                    $32,083      $ 35       $(599)     $31,519
                                    -------      ----      ------      -------
                                    -------      ----      ------      -------


                         GUARDIAN BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued



          The following table shows the carrying value and estimated market value of investment securities by contractual maturity at June 30, 1994. Also shown are the weighted average yields by investment category, and such yields for state and municipal securities are stated on a tax equivalent basis at the incremental rate of 35% (Dollars in thousands):


                                                         Weighted
                                              Carrying    Average   Market
                                                Value      Yield     Value
                                              --------   --------   ------

             U.S. Treasury Securities:
               Within one year                 $ 6,768       5.2%   $ 6,780
               After one year but
                 within five years              23,760       4.6     23,166
                                               -------      ----    -------
                                                30,528       4.8     29,946
                                               -------      ----    -------

             State and municipal
             securities:
               Within one year                     872       8.0        881
               After one year but
                 within five years                 219      10.6        228
                                               -------      ----    -------
                                                 1,091       8.5      1,109
                                               -------      ----    -------

             Corporate securities:
               Federal Reserve Bank
                 stock                             464       6.0        464
                                               -------      ----    -------
                                               $32,083      4.91%   $31,519

                                               -------      ----    -------
                                               -------      ----    -------


          U.S. Treasury and Government agency securities carried at approximately $2.4 million at June 30, 1994 were pledged to secure public deposits or for other purposes as required or permitted by law.

          The following table shows historical cost, gross unrealized gains and losses and estimated market values of short-term investments at June 30, 1994 (Dollars in thousands):


                                               Gross        Gross
                               Historical   Unrealized   Unrealized    Market
                                  Cost         Gains       Losses       Value
                               ----------   ----------   ----------    ------
             U.S. Treasury
              securities         $89,951           --           --     $89,951
                                 -------       ------       ------     -------


          The Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115) as of January 1, 1994. The impact of the adoption of FASB 115 was that any unrealized holding gains or losses on short-term securities are excluded from income and reported, net of related tax effect, in a separate

                         GUARDIAN BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued




          component of shareholders' equity. At June 30, 1994, there was no unrealized holding gain or loss.

NOTE 8    COMMITMENTS

          At June 30, 1994, the Company had total unfunded loan commitments of approximately $47.7 million and standby letters of credit amounting to approximately $2.3 million.












                      [This space intentionally left blank]

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


This section presents management's discussion and analysis of the consolidated financial condition and operating results of Guardian Bancorp and its subsidiary, Guardian Bank (the "Bank", together the "Company") for the three and six months ended June 30, 1994 and updates the discussion provided at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K"). The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements appearing in this report (see "Item 1. Financial Statements") and in the 1993 Form 10-K.
Averages presented in this section are daily average balances.

OVERVIEW

During the first six months of 1994 the Company has concentrated on restructuring its balance sheet, identifying and reducing nonperforming and subperforming loans and foreclosed properties, limiting growth of new real estate related credits and enhancing the Company's capital. The Company made the decision to sell approximately $50,000,000 in book value of its nonperforming and subperforming residential and commercial real estate loans and foreclosed properties by means of an accelerated disposition program. This decision was based on management's evaluation of current market conditions and the potential cost savings opportunities which would be realized as a result of the transaction.

The Company recorded a net loss of $12.3 million and $18.5 million for the three and six months ended June 30, 1994, respectively, which compared to a net loss of $2.2 million and $6.3 million, respectively, for the comparable periods in 1993. The net loss recorded in the second quarter of 1994 and for the first half of 1994 was principally attributable to increases in the provision for loan losses and declines in net interest income. The majority of the provision for loan losses relates to market valuation discount on assets included in the accelerated asset disposition plan. The provision for loan losses during the three and six months ended June 30, 1994 also reflects management's assessment of continuing weak economic conditions, the actual and potential impact those conditions have had and may have on the Company's loan portfolio, and the level of net charge-offs in the first half of 1994. Net interest income during the second quarter and for the first six months of 1994 is down from amounts reported for the comparable periods in 1993 due principally to a decline in average interest-earning assets in general, and outstanding loans in particular, and, to a lesser extent, the yields earned thereon. This decline in outstanding loans reflects a management decision to limit growth in new real estate related credits as well as overall weak economic conditions in Southern California during this period. Net interest income was positively affected by a decline in average interest-bearing deposits and rates paid thereon.

Noninterest expense increased during the three and six months ended June 30, 1994 from amounts reported for the comparable periods in 1993. Total noninterest expense during the three months ended June 30, 1994 increased approximately $300,000 from the comparable quarter in 1993 and $700,000 from the comparable six month period in 1993. The increase in noninterest expense for both the three and six month periods ended June 30, 1994 was primarily due to the continuing high level of direct holding costs and valuation adjustments associated with foreclosed properties and increases in salaries and employee benefits resulting from decreases in deferred incremental underwriting costs. These increases were partially offset by reductions in customer service expenses.

At June 30, 1994, total assets and deposits of $473.2 million and $446.7 million, respectively, had decreased 16.6% and 15.0%, respectively, from amounts reported at the close of 1993. Loans, net of deferred loan fees, were $236.2 million, a decrease of 26.8% from the amounts reported at December 31, 1993.
The majority of the decline is the result of the transfer of loans to other real estate owned and assets held for accelerated disposition as part of the accelerated disposition program. The remaining decline in the loan portfolio reflects the result of general economic conditions in the Company's marketplace, and a slow down in real estate activity in Southern California. In light of the current economic environment and the impact which it has had and continues to have on the real estate sector as well as regulatory recommendations regarding growth in the Company's real estate related loans prior to 1993, management has moved to limit growth of new real estate related loans, particularly construction loans, and is attempting to diversify the loan portfolio mix to include more non-real estate related credits.

Total average assets, deposits and loans, net of deferred loan fees, of $448.2 million, $408.5 million and $300.9 million, respectively, during the first six months of 1994 declined 23.5%, 25.2% and 10.9%, respectively, from the calendar year 1993 averages reflecting the results of economic conditions in the Company's marketplace and management's strategies discussed in the immediately preceding paragraph.

The mix in the composition of the Company's average deposit base changed during the first half of 1994 as noninterest-bearing demand accounts decreased as a percentage of total average deposits to 55.2% compared to 59.3% during all of 1993. Although those funds were replaced with more costly interest-bearing deposits, the mix of interest-bearing deposits changed thereby lowering the overall rates paid on interest-bearing deposits.

Nonperforming loans decreased approximately $27.9 million between June 30, 1994 and March 31, 1994 and were approximately $17.5 million at June 30, 1994. The decrease is substantially the result of the transfer of loans to other real estate owned and assets held for accelerated disposition. The majority of nonperforming loans are supported by real estate collateral which reduces, but does not eliminate, exposure to loss of principal. The ratio of the allowance for loan losses to nonperforming loans, excluding loans included in the accelerated asset disposition plan, was 77.8% at June 30, 1994 compared to 52.2% at December 31, 1993.

At June 30, 1994, the Company's allowance for loan losses was $13.6 million and $18.2 million, respectively, or 5.8% and 5.6%, respectively, of loans outstanding. During the three and six months ended June 30, 1994, net charge-offs were $17.9 million and $19.6 million, respectively, which includes the charge to the allowance for loan losses for the market valuation adjustments associated with assets transferred to held for sale. Net charge-offs were $700,000 and $4.4 million, respectively, during the three and six months ended June 30, 1993.

On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $229,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes.

The following table reflects certain information regarding the Company's net loss for the three and six months ended June 30, 1994 and 1993 (dollars in thousands, except earnings per share data):


                                Three Months Ended June 30,
                                    1994          1993
                                   ------        ------


     Net loss                    $(12,268)     $(2,247)
     Net loss per share             (0.98)       (0.61)


                                 Six Months Ended June 30,
                                    1994          1993
                                   ------        ------

     Net loss                    $(18,451)     $(6,326)
     Net loss per share             (1.67)       (1.72)




RESULTS OF OPERATIONS

     NET INTEREST INCOME

The principal component of the Company's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. Net interest income, when expressed as a percentage of total average interest-earning assets, is referred to as net interest margin. A comparison of net interest income and net interest margin for the three and six months ended June 30, 1994 and 1993 is shown in the table below (in thousands):


                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                  -----------------        ----------------
                                   1994      1993           1994      1993
                                  ------    ------         ------    ------

Interest income                   $6,321    $8,792        $12,734   $16,936
Interest expense                   1,468     2,006          3,048     4,023
                                  ------    ------        -------   -------

Net interest income               $4,853    $6,786        $ 9,686   $12,913
                                  ------    ------        -------   -------
                                  ------    ------        -------   -------

Annualized net interest
  margin                            5.26%     5.23%          4.98%     5.07%
                                  ------    ------        -------   -------
                                  ------    ------        -------   -------



The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on assets and rates paid on deposits and other borrowed funds.



                      [This space intentionally left blank]

The following table sets forth certain information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon.


                                                Six months ended
                                                  June 30, 1994
                                  ---------------------------------------------
                                      Average        Income/          Yield/
(Dollars in thousands)                Balance        Expense           Rate
- - -------------------------------------------------------------------------------

ASSETS
Interest earning assets:
Interest-bearing deposits
  with financial institutions        $  1,724       $     28           3.25%
Federal funds sold                     40,807            706           3.46
Investment Securities(1)               35,248            745           4.42
Short-term investments                 11,369            205           3.61
Gross loans(2)                        301,481         11,050           7.33
                                     --------        -------           ----
  Total interest-earning
    assets                            390,629        $12,734           6.54%
                                                     -------           ----
Noninterest-bearing assets             57,616
                                     --------
Total assets                         $448,245
                                     --------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Borrowed funds                     $  6,624        $   262           7.91%
  Interest-bearing demand
    and savings deposits               51,911            628           2.42
  Money market deposits                45,163            537           2.38
  Time certificates of deposit         85,785          1,621           3.78
                                     --------        -------           ----
  Total interest-bearing
    liabilities                       189,483        $ 3,048           3.22
                                                     -------           ----
Noninterest-bearing deposits          225,680
Other liabilities                       1,402
Shareholders' equity                   31,680
                                     --------
Total liabilities and
  shareholders' equity               $448,245
                                     --------
                                     --------

Net interest income(3)                               $ 9,686
                                                     -------
                                                     -------

Net interest margin(3)                                                 4.98%
                                                                       ----
                                                                       ----


                                                Six months ended
                                                  June 30, 1994
                                  ---------------------------------------------
                                      Average        Income/          Yield/
(Dollars in thousands)                Balance        Expense           Rate
- - -------------------------------------------------------------------------------

ASSETS
Interest earning assets:
Interest-bearing deposits
  with financial institutions        $  1,015        $    15           2.96%
Federal funds sold                     82,840          1,196           2.89
Investment Securities(1)               29,390            932           6.76
Short-term investments                 40,204            575           2.86
Gross loans(2)                        358,563         14,218           7.93
                                     --------        -------           ----
  Total interest-earning
    assets                            512,012        $16,936           6.64%
                                                     -------           ----
Noninterest-bearing assets             85,472
                                     --------
Total assets                         $597,484
                                     --------



LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Borrowed funds                     $  4,594        $   222           9.66%
  Interest-bearing demand
    and savings deposits               52,395            606           2.31
  Money market deposits                53,445            687           2.57
  Time certificates of deposit        126,680          2,508           3.96
                                     --------        -------           ----
  Total interest-bearing
    liabilities                       237,114        $ 4,023           3.39
                                                     -------           ----
Noninterest-bearing deposits          320,540
Other liabilities                       5,557
Shareholders' equity                   34,273
                                     --------
Total liabilities and
  shareholders' equity               $597,484
                                     --------
                                     --------
Net interest income(3)                               $12,913
                                                     -------
                                                     -------

Net interest margin(3)                                                 5.07%
                                                                       ----
                                                                       ----

- - ---------------
(1) Yields are presented on a tax equivalent basis at the incremental tax rate of 35%.

(2) Includes loans on nonaccrual. Interest income on loans includes net loan fees amortized to income of $758,000 and $356,000 during the six months ended June 30, 1994 and 1993, respectively. Average deferred loan fees during the six months ended June 30, 1994 and 1993 were $556,000 and $369,000, respectively.

(3) If customer service expense were classified as interest expense, then the Company's reported net interest income and noninterest expense for the six months ended June 30, 1994 and 1993 would be reduced by $1,962,000 and $2,825,000, respectively, and the net interest margin would be 3.97% and 3.94%, respectively.





                      [This space intentionally left blank]

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume change and rate change for the period indicated. The change in interest income due to both volume change and rate change has been allocated to volume change and rate change pro-rata.


                                                Six months ended
                                             June 30, 1994 and 1993
                                               Increase (Decrease)
                                                due to changes in
                                     ---------------------------------------
                                                                       Net
(Dollars in thousands)                Volume          Rate           Change
- - ----------------------------------------------------------------------------

Interest earning assets:
Interest-bearing deposits with
  financial institutions              $    11        $     2        $    13
Federal funds sold                       (693)           203           (490)
Investment Securities                     163           (350)          (187)
Short-term investments                   (491)           121           (370)
Gross loans, net of
  unearned income                      (2,148)        (1,020)        (3,168)
                                      -------        -------        -------
    Total interest-earning
      assets                           (3,158)        (1,044)        (4,202)
                                      -------        -------        -------

Interest bearing liabilities:
Borrowed funds                             85            (45)            40
Interest-bearing demand
  and savings deposits                     (6)            28             22
Money market deposits                    (101)           (49)          (150)
Time certificates of deposit             (777)          (110)          (887)
                                      -------        -------        -------
    Total interest-bearing
      liabilities                        (799)          (176)          (975)
                                      -------        -------        -------

Net interest income                   $(2,359)       $  (868)       $(3,227)
                                      -------        -------        -------
                                      -------        -------        -------



Net interest income for the three and six months ended June 30, 1994 decreased approximately $1.9 million and $3.2 million, respectively, from the amounts reported for the comparable periods in 1993. These declines are principally attributable to a 23.7% decline in average interest earning assets experienced during the first half of 1994 when compared to the same period in 1993 and an increase in average nonperforming assets during the first half of 1994 as compared to 1993. Also contributing to the declines was an overall decline in the yield on investment securities and interest-bearing deposits with financial institutions which was partially offset by higher yields on federal funds sold and short-term investments. Net interest income was positively affected by a decrease in average interest-bearing deposit volumes and lower rates on interest-bearing deposit liabilities.

The level of nonperforming loans in the Company's portfolio affects the amount of interest income. If a loan is placed on nonaccrual status, interest income that had been accrued to the date a loan is placed on nonaccrual is reversed and income is not recognized until the payment has actually been received. At
June 30, 1994, there was no interest accrued which had not been reversed on nonaccrual loans. During the three and six months ended June 30, 1994, the level of foregone interest on nonaccrual loans was approximately $1.3 million and $2.6 million, respectively, which compares to $900,000 and $1.6 million, respectively, for the comparable periods in 1993. Interest income will continue to be adversely affected until such time as the Company is able to further reduce the level of its nonaccrual loans and increase the volume of new loan origination.

During the six months ended June 30, 1994, the Company's average interest-earning assets in general and average loans outstanding in particular declined from the average amounts reported at June 30, 1993, which, in turn, has contributed to the decline in net interest income. Average interest-earning assets and average gross loans were $390.6 million and $301.5 million, respectively, during the first six months of 1994 compared to $512.0 million and $358.6 million, respectively, for the year ended 1993. This decline and any further decline in interest-earning assets could continue to adversely affect net interest income in the future. Management has augmented lending staff levels in the commercial and industrial loan area as part of its efforts to originate new loans and to diversify the loan portfolio.

During the first six months of 1994, the composition of average deposits changed as average noninterest-bearing deposits decreased as a percentage of total average deposits to 55.2% from 59.3% during all of 1993 and average interest-bearing deposits increased as a percentage of total average deposits to 44.8% from 40.7% during all of 1993. The effect of a higher percentage of interest-bearing liabilities was partially offset by lower rates paid on interest-bearing liabilities during 1994 when compared to 1993. This increased reliance on interest-bearing sources of funds has and will continue to negatively affect net interest income.

Customer service expense, primarily costs related to external accounting, data processing and courier services provided to title insurance company and escrow company depositors, are incurred by the Company to the extent that certain average noninterest-bearing deposits are maintained by such depositors and such deposit relationships are determined to be profitable. Customer service expense is classified as noninterest-expense. If customer service expense was classified as interest expense, then the Company's reported net interest income and noninterest-expense for the three and six months ended June 30, 1994 and 1993 would be reduced by $900,000 and $2.0 million, respectively, and $1.5 million and $2.8 million, respectively. Net interest margin for the three and six months ended June 30, 1994 and 1993 would have been 4.44% and 3.97%, respectively, and 3.91% and 3.94%, respectively.

     PROVISION FOR LOAN LOSSES

The amounts provided for loan losses are determined by management after quarterly evaluations of the loan portfolio. This evaluation process requires that management apply various judgments, assumptions and estimates concerning the impact certain factors may have on amounts provided. Factors considered by management in its evaluation process include known and inherent losses in the loan portfolio, the current economic environment, the composition of and risk in the loan portfolio, prior loss experience and underlying collateral values and the accelerated asset disposition program. While management considers the amounts provided to be adequate, subsequent changes in these factors and related assumptions may warrant significant adjustments in amounts provided, based on conditions prevailing at the time. In addition, various regulatory agencies, as an integral part of the examination process, review the Bank's allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgments of information available to them at the time of their examination.

The provision for loan losses for the three and six months ended June 30, 1994 and 1993 was $11.0 million and $15.0 million, respectively, and $3.8 million and $8.8 million, respectively. The significant increase in the provision for loan losses in 1994 over that in 1993 is in response to the Company's decision to sell by means of a sealed bid approximately $50 million of its nonperforming and subperforming residential and commercial real estate loans and foreclosed properties. The decision to adopt an accelerated disposition program is based upon management's evaluation of current market conditions and the potential cost saving opportunities which could be realized as a result of such a transaction.

Appraisals received during the first half of 1994 reflect both continued deterioration in certain asset values and a relatively high level of distressed sales in the Company's marketplace. At the same time, management had been advised that there is an increased institutional demand for distressed real estate assets and a corresponding reduction in the market discount applied in such asset sales. The combination of these factors, coupled with significant costs associated with managing and carrying troubled assets, has led the Board of Directors to conclude that implementing the asset disposition program in 1994 is in the best interests of the Company and its shareholders. The costs associated with managing the portfolio of nonperforming assets continue to have a significant negative impact on operating earnings. In light of changes in the marketplace, the proposed sale is designed to reduce the bulk of these troubled assets and their related costs and allow management to focus on opportunities which lie ahead.

In addition to the provision related to the accelerated asset disposition program, the provision for loan losses for the six months ended June 30, 1994 reflects management's current assessment of 1) recent appraisals on certain collateral reflecting an increased level of distressed asset sales in the Company's marketplace; 2) the impact recessionary conditions has had and may have on certain of the Company's borrowers; and 3) reduced values of real estate projects resulting from being located in areas impacted by the Northridge earthquakes.

The increase in net charge-offs during the first half of 1994 from those reported a year earlier primarily resulted from losses recognized upon transfer of assets to other real estate owned and assets held for accelerated disposition, losses taken on certain real estate related loans due to economic conditions and other charge-offs related to loans deemed uncollectible by the Company. During the three and six months ended June 30, 1994, net charge-offs were $17.9 million and $19.6 million, respectively, which includes the charge to the allowance for loan losses for the market valuation adjustments associated with assets transferred to held for sale. Net charge-offs were $700,000 and $4.4 million, respectively, during the three and six months ended June 30, 1993.

     NONINTEREST INCOME

Total noninterest income for the three and six months ended June 30, 1994 and 1993 was $417,000 and $780,000, respectively, and $375,000 and $680,000, respectively. The modest increases for the second quarter and first half of 1994 over the comparable periods in 1993 are attributable principally to increases in service charges on deposit accounts and escrow fees earned by the Bank.

     NONINTEREST EXPENSE

The following tables set forth information on the noninterest expense of the Company for the three and six months ended June 30, 1994 and 1993 (dollars in thousands):


                      [This space intentionally left blank]


                                         Three Months Ended June 30,
                                 ------------------------------------------
                                                         Increase    Change
                                  1994        1993       Decrease       %
                                 ------      ------      --------    ------

Salaries and employee
  benefits                       $2,087      $1,941     $   146        7.52
Occupancy                           304         179         125       69.83
Furniture and equipment             218         218          --          --
Customer service                    904       1,491        (587)     (39.37)
Data processing                     159         106          53       50.00
Other real estate owned             874         546         328       60.07
Professional                        635         467         168       35.97
Other                             1,357       1,301          56        4.30
                                 ------      ------      ------      ------
                                 $6,538      $6,249      $  289        4.62
                                 ------      ------      ------      ------
                                 ------      ------      ------      ------


                                          Six Months Ended June 30,
                                 ------------------------------------------
                                                         Increase    Change
                                  1994        1993       Decrease       %
                                 ------      ------      --------    ------

Salaries and employee
  benefits                       $4,344      $4,011      $  333        8.30
Occupancy                           623         651         (28)      (4.30)
Furniture and equipment             406         433         (27)      (6.24)
Customer service                  1,962       2,825        (863)     (30.55)
Data processing                     304         231          73       31.60
Other real estate owned           2,441       1,181       1,260      106.69
Professional                      1,137       1,017         120       11.80
Other                             2,700       2,825        (125)      (4.42)
                                -------     -------      ------      ------
                                $13,917     $13,174      $  743        5.64
                                -------     -------      ------      ------
                                -------     -------      ------      ------



The following table summarizes the components of salaries and employee benefits for the three and six months ended June 30, 1994 and 1993 (dollars in thousands):


                          Three Months Ended June 30,  Six Months Ended June 30,
                          --------------------------   -------------------------
                             1994          1993           1994         1993
                            ------        ------         ------       ------

Salaries, wages and
  payroll taxes             $1,898        $1,989         $3,886       $4,074
Deferred direct
  incremental
  underwriting costs           (70)         (264)          (184)        (542)
Medical and other
  insurance benefits           201           166            484          345
Other                           58            50            158          134
                            ------        ------         ------       ------
                            $2,087        $1,941         $4,344       $4,011
                            ------        ------         ------       ------
                            ------        ------         ------       ------



Direct compensation decreased approximately $91,000 and $188,000 during the three and six months ended June 30, 1994 over the amounts reported for the comparable period in 1993. The decrease in direct compensation is attributable to the elimination of approximately 20% of the currently authorized positions within the Company during the second quarter of 1994. This action is part of management's plan of reducing operating costs, increasing efficiency and making expense levels consistent with the Company's size and earnings capacity. Deferred direct incremental underwriting costs have decreased approximately $194,000 and $358,000 during the three and six months ended June 30, 1994, respectively, from the levels reported in the comparable periods in 1993. The level of such deferred costs is directly related to the volume of new loan originations which, since mid-1991, have been declining as part of management's strategic goal of reducing real estate loan growth, particularly construction lending. The increase in medical and other insurance benefits of $35,000 and $139,000 for the three and six months ended June 30, 1994 over the same periods in 1993 is attributable to increases in costs passed on to the Company from the health care provider.

Occupancy expense increased approximately $125,000 and decreased approximately $28,000, respectively, during the three and six months ended June 30, 1994 from the amounts reported during the similar period in 1993 which reflects renegotiating the terms of the lease of the space it occupies in Los Angeles.

The decreases in furniture and equipment expense for the three and six months ended June 30, 1994 over similar periods in prior year are principally the result of lower depreciation expense as Company owned furniture and equipment becomes fully depreciated.

Customer service expense, primarily attributable to accounting, data processing and courier services provided to title insurance company and escrow company depositors, is incurred by the Company to the extent that certain average balances of noninterest-bearing deposits are maintained by such depositors and such deposit relationships are determined to be profitable. The Company seeks to control its customer service expense by continuously monitoring the earnings performance of its account relationships and, on that basis, limiting the amount of services provided. Additionally, during the first quarter of 1994, the Board of Governors of the Federal Reserve System issued a new interpretive release which is applicable to all member banks, such as the Bank, and other entities, which limits the payment of customer service expense to certain prescribed instances. The average balance of title insurance company and escrow company deposits during the three months and six months ended June 30, 1994 and 1993 was $162.6 million and $177.2 million, and $314.4 million and $273.4 million, respectively, contributing to a decrease in customer service expense of $587,000 and $863,000 during the second quarter and the first six months of 1994 from the level reported in comparable prior periods. The decrease also reflects the limiting of expenses based on the interpretive release discussed above and management's efforts at monitoring the earnings performance of such amounts, thereby decreasing the level and cost of outside services provided. The balance of title insurance company and escrow company deposits at June 30, 1994 was $114.5 million and $108.4 million, respectively. If customer service expense were classified as interest expense, then the Company's net interest income and noninterest expense for the three and six months ended June 30, 1994 and 1993 would be reduced by $900,000 and $2.0 million, respectively, and $1.5 million and $2.8 million, respectively. Net interest margin for the three and six months ended June 30, 1994 and 1993 would be 4.44% and 3.97%, respectively, and 3.91% and 3.94%, respectively.

Data processing expense increased approximately $53,000 and $73,000 for the three and six months ended June 30, 1994 from the comparable period in 1993 which reflects the renegotiation of the Company's contract with its primary data processor. The renegotiated contract is expected to reduce data processing costs by approximately $320,000 annually for each of the years 1994 through 1997.

Other real estate owned (OREO) expense increased during the three and six months ended June 30, 1994 by $328,000 and $1.3 million, respectively, from the amounts reported for the three and six months ended June 30, 1993. OREO levels are up over 1993 which has resulted in increased direct holding costs. Direct holding costs are comprised principally of property taxes, insurance, security, foreclosure costs, marketing and other miscellaneous costs. The valuation adjustment of $1.2 million resulted from a $900,000 writedown of one existing OREO to reflect a reduction in its fair market value brought about as a result of weaknesses in that project's real estate segment of the Company's marketplace and a valuation adjustment of $300,000 made to reflect a reduction in the fair market value of one other real estate property. Due to weaknesses in the

Southern California real estate market and the high level of the Company's nonperforming assets, OREO expense is expected to continue to adversely affect the Company's results of operations until such time as such asset levels are reduced.

OREO expense for the three and six months ended June 30, 1994 and 1993 is comprised of the following (dollars in thousands):


                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                ------------------       ------------------
                                 1994        1993         1994        1993
                                ------      ------       ------      ------

Direct holding costs            $ 629        $ 526       $1,311      $  820
Losses on sale                     25           48           31          53
Gains on sale                     (80)         (28)        (101)        (28)
Valuation adjustments             300          ---        1,200         336

                                -----        -----       ------      ------
                                $ 874        $ 546       $2,441      $1,181
                                -----        -----       ------      ------
                                -----        -----       ------      ------



During the three and six months ended June 30, 1994, professional fees increased by $168,000 and $120,000, respectively. The increase over prior year principally reflects the Company's increased use of legal counsel and others for assistance in the resolution of problem real estate credits, which have increased in the current economy, and which typically involve complex legal and other issues. To a much lesser extent, professional related expenses have also increased as a result of increases in outside professional assistance rendered to the Company for other corporate related matters. Management expects that professional fees incurred in connection with problem asset resolution will continue to affect negatively noninterest expenses until nonperforming asset levels are reduced.

Other noninterest expense for the three and six months ended June 30, 1994 and 1993 is comprised of the following (dollars in thousands):

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                ------------------       ------------------
                                 1994        1993         1994        1993
                                ------      ------       ------      ------

Promotional                    $  226       $  225       $  378      $  396
FDIC assessments                  401          438          802         874
Other                             730          638        1,520       1,555

                               ------       ------       ------      ------
                               $1,357       $1,301       $2,700      $2,825
                               ------       ------       ------      ------

                               ------       ------       ------      ------



For the three and six month periods ended June 30, 1994, promotional expenses increased $1,000 and decreased $18,000, respectively, over the same periods in 1993. The year-to-date decrease is primarily as a result of management's decreased emphasis in 1994 on marketing related activities.

Premiums paid for FDIC have decreased for the three and six months ended
June 30, 1994 by $37,000 and $72,000, respectively, over similar periods in 1993 resulting from a decline in average deposits subject to FDIC insurance premiums.


FINANCIAL CONDITION

     TOTAL ASSETS

At June 30, 1994, total assets were approximately $473.2 million, as compared to $567.5 million at December 31, 1993, a decrease of approximately $94.3 million. The decrease in assets at the end of the second quarter of 1994 over year-end 1993 was primarily the result of period-end decreases in noninterest-bearing deposits from title insurance and escrow customers and, to a lesser extent, lower volumes in interest-bearing deposits. The lower deposit volumes resulted in lower short-term investments which were partially offset with higher cash and due from balances. Loan balances were significantly lower at June 30, 1994 resulting from assets included in the accelerated disposition plan transferred to other real estate owned and assets held for accelerated disposition and reflects management's decision to limit growth of new real estate related credits and slower growth rates experienced in new loan origination due to lower loan demand.

In the opinion of management, daily average balance information also provides a meaningful basis for purposes of its discussion and analysis of consolidated financial condition and results of operation. Accordingly, such information is used in the discussion which follows to assist in providing information relevant to the Company.

Total average assets for the six months ended June 30, 1994 were $448.2 million, down $149.3 million, or 32.3%, from the $597.5 million average for the year ended December 31, 1993. The decline in average assets during the first half of 1994 reflects management's decision to limit growth of new real estate related credits, slower growth rates experienced in other new loan origination due to weak loan demand and generally lower levels of investment activity brought on by an approximate $144.5 million decrease during the first half in total average deposits, the Company's primary source of funds.

     CASH AND DUE FROM BANKS

A high percentage of the Company's assets are maintained in cash and due from banks directly reflecting the large volume and size of clearings related to its title insurance and escrow company deposits. At June 30, 1994, cash and due from banks was up approximately $47.9 million from the balances reported at December 31, 1993, primarily to accommodate the Company's requirements to meet the liquidity needs of its deposit customers. The average balance of cash and due from banks for the six months ended June 30, 1994 was approximately $47.7 million, down $20.2 million, or 29.8%, from the $67.9 million of average cash and due from banks for the year ended December 31, 1993.

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

          Federal Funds Sold

Average federal funds sold were approximately $40.8 million during the first half of 1994, down $48.5 million, or 54.3%, from the $89.3 million average for all of 1993. The decrease was primarily due to having, on an average basis, less funds available to invest in the form of federal funds sold. At June 30, 1994 and December 31, 1993, there was no position taken in fed funds sold. The Company placed available funds into other form of liquid investments.

          Short-term Investments

At June 30, 1994, the Company's short-term investments aggregated $90.0 million, down approximately $89.9 million, or 50.0%, from the $179.9 million reported at December 31, 1993. During the first half of 1994, the Company purchased short-term investments of $200.0 million and retired approximately $290.0 million of matured investments. During the first half of 1994, average short-term investments were $11.4 million as compared to $33.0 million during all of 1993. The Company adopted Financial Accounting Standards Board Statement No. 115,

"Accounting for Certain Investments in Debt and Equity Securities" (FASB 115) as of January 1, 1994. The impact of the adoption of FASB 115 was that any unrealized holding gains or losses on short-term securities are excluded from income and reported, net of related tax effect, in a separate component of shareholders' equity.

     INVESTMENT SECURITIES

At June 30, 1994, the Company's investment securities portfolio aggregated $32.1 million, up approximately $3.0 million from the $29.1 million reported by the Company at December 31, 1993. The Company purchased approximately $20.0 million of investment securities for its portfolio and retired $17.0 million of matured securities during the first half of 1994. Total average investment securities for the six months ended June 30, 1994 were $35.2 million.

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

At June 30, 1994, real estate, construction and commercial loans comprised approximately 49.4%, 19.9% and 29.9%, respectively, of total loans in the portfolio. This compares to 45.5%, 27.2% and 26.7% categorized as real estate, construction and commercial loans, respectively, at December 31, 1993. At
June 30, 1994, loans, net of deferred loan fees, were $236.2 million, as compared to $322.7 million at December 31, 1993, a decline of approximately $86.5 million. The decrease includes the transfer of loans identified for inclusion in the accelerated asset disposition program to OREO and assets held for accelerated disposition. The remainder of the decrease is attributable to management's decision to limit real estate related loan growth generally to existing customers and to the funding of previously existing commitments and to regulatory recommendations regarding growth and concentration in real estate related credits, particularly construction loans. The decline also reflects the slow down in California's economic activity which impacted all segments of the loan portfolio.

Average gross loans were $301.5 million for the six months ended June 30, 1994, a decrease of $51.9 million, or 14.7%, from the $353.4 million average for the year ended December 31, 1993. The decline reflects the downward trend in the level of gross loans outstanding due to California's economic activity in 1994 and earlier which has impacted all segments of the loan portfolio. The Company's average loan-to-deposit ratio was 69.1% during the first half of 1994, as compared to 61.8% for all of 1993.

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

At June 30, 1994 and December 31, 1993, the Company's allowance for loan losses was $13.6 million and $18.2 million, or 5.8% and 5.6%, respectively, of loans outstanding. During the three and six months ended June 30, 1994, net charge-offs were $17.9 million and $19.6 million, respectively, which includes the charge to the allowance for loan losses for the market valuation adjustments associated with assets transferred to held for sale. Net charge-offs were $700,000 and $4.4 million, respectively, during the three and six months ended June 30, 1993.

Management believes that the allowance for loan losses at June 30, 1994 is adequate to absorb the known and inherent risks in the loan portfolio. However, no assurance can be given that continuation of current recessionary factors, future changes in economic conditions that might adversely affect the Company's principal market area, and other circumstances will not result in increased losses in the Company's loan portfolio in the future. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgments of information available to them at the time of their examination.

NONPERFORMING ASSETS

     NONACCRUAL, PAST DUE AND MODIFIED LOANS

A summary of the Company's nonperforming loans (defined as shown below) at June 30, 1994, March 31, 1994 and December 31, 1993 follows (dollars in thousands):


                                     June 30,       March 31,     December 31,
                                       1994           1994            1993
                                     --------       --------      ------------

Loans on nonaccrual                   $17,426        $38,527        $29,056
Loans past due 90 days
  and still accruing                       46          4,642          5,769
                                      -------        -------        -------
Total nonperforming
  loans                               $17,472        $43,169        $34,825

Loans with modified terms               3,704          3,960          9,539
                                      -------        -------        -------

Nonperforming loans and
  loans with modified terms           $21,176        $47,129        $44,364
                                      -------        -------        -------
                                      -------        -------        -------



While no assurances can be given as to the ultimate collectibility of nonperforming loans, the Company believes that its current collateral position on such loans reduces exposure to a substantial loss of principal.

     OTHER REAL ESTATE OWNED AND ASSETS HELD FOR ACCELERATED DISPOSITION

Activity in other real estate owned for the six months ended June 30, 1994 and year ended December 31, 1993 are as follows (dollars in thousands):



                                      Six Months Ended      Year Ended
                                        June 30, 1994    December 31, 1993
                                      ----------------   -----------------

Balance, beginning of period               $13,949           $ 4,359
Additions                                   36,272            24,209
Sales                                       (5,507)          (13,905)
Valuation adjustment                        (1,200)             (714)
                                           -------           -------
Balance, end of period                     $43,514           $13,949
                                           -------           -------
                                           -------           -------



Additions to other real estate owned and assets held for accelerated disposition during the second quarter of 1994 reflects primarily the transfer of loans, net of estimated market valuation, associated with the bulk sale.

Total nonperforming assets, defined as nonperforming loans and other real estate owned and assets held for accelerated disposition, were $61.0 million at June 30, 1994 compared to $48.8 million at December 31, 1993. The Company continues to experience increases in nonperforming assets as a result of weaknesses in the Company's marketplace and economy and the related effect on the Company's borrowers.

     DEPOSITS

The Company has generated a substantial portion of its deposits from large balance depositors by offering a high level of customer services primarily through outside contractors. A significant amount of such deposits are from Southern California based title insurance and escrow companies. By focusing on these types of accounts, the Company's total deposits and, in particular, noninterest-bearing demand deposits have historically grown steadily.

At June 30, 1994, total deposits of $446.7 million were comprised of $279.2 million and $167.5 million of noninterest-bearing and interest-bearing deposits, respectively. At December 31, 1993, total deposits of $525.7 million were comprised of $322.9 million and $202.8 million of noninterest-bearing and interest-bearing deposits, respectively. The $79.0 million decrease in total deposits since December 31, 1993 is comprised of decreases of $43.7 million and $35.3 million in noninterest-bearing and interest-bearing deposits, respectively.

The decrease in noninterest-bearing deposits at June 30, 1994 as compared to December 31, 1993 was primarily in title insurance company and escrow company deposits and reflects the current lower volume of residential refinancing occurring in the Company's marketplace as well as the operating results of the Bank. The decrease in interest-bearing deposits since December 31, 1993 reflects a $23.0 million and a $12.3 million decrease in the Company's time certificates of deposits and the Company's savings and interest-bearing demand deposit balances, respectively. Such decreases in interest-bearing deposit levels are consistent with the management of deposit levels in relation to loan levels and, to a lesser extent, a result of depositors seeking yield alternatives in the marketplace.

Consistent with the decrease in total deposits at June 30, 1994 from the levels reported at the close of 1993, total average deposits for the six months ended June 30, 1994 were $408.5 million, down $137.7 million, or 25.2%, from the $546.2 million average for all of 1993. Average noninterest-bearing deposits and average interest-bearing deposits during the first six months of 1994 were $225.7 million and $182.8 million, respectively, which compares to $323.7 million and $222.5 million, respectively, for the year ended December 31, 1993. The $98.0 million decrease in average noninterest-bearing deposits during the first half of 1994 from comparable averages applicable to 1993 primarily reflects the general decline from historical levels in real estate transaction activity handled by the Company's title insurance company and escrow company depositors as a result of current economic conditions as well as the operating results of the Bank. The decrease in average interest-bearing deposits of $39.7 million during the first six months from the 1993 average is comprised of an approximate $30.8 million decrease in average time certificates of deposit an approximate $8.9 million decline in savings due to deposits seeking yields in other investment alternatives and other interest-bearing demand accounts.

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

At June 30, 1994, the Company's ratio of liquid assets, defined as cash and due from banks, interest-bearing deposits with financial institutions, federal funds sold and short-term investments, to total deposits was 36.4%. The ratio of average total liquid assets to average total deposits was 25.3% during the first half of 1994.

At June 30, 1994, $239.6 million of the Company's noninterest-bearing demand deposits, or 53.6% of total deposits, were from title insurance companies and escrow companies and $101.4 million of such deposits, or 22.7% of total deposits, were maintained by five title insurance and escrow company customers; one such customer accounted for 9.6%, and another accounted for 4.2%, of total deposits. Title insurance company and escrow company deposits generally fluctuate with the volume of real estate activity, which, in turn, are affected by fluctuations in the general level of interest rates and other economic factors affecting the real estate market. During the first quarter of 1994, the Board of Governors of the Federal Reserve System issued a new interpretive release which is applicable to all member banks, such as the Bank, and other entities, which limits the payment of customer service expense to certain prescribed instances. In addition as of June 30, 1994, labor union deposits were $85.1 million, or 19.1% of total deposits, and 71.3% of these deposits were demand deposits. Further, all demand deposit accounts, including title insurance company, escrow company and labor union deposits, are subject to turnover. At June 30, 1994, $279.2 million or 62.5% of the Company's total deposits were noninterest-bearing demand deposits, and time certificates of deposit of $100,000 or more were $14.3 million, which represented 3.2% of total deposits. Time certificates of deposit of $100,000 or more may be subject to fluctuation as they are generally more sensitive to changes in interest rates than other types or amounts of deposits.

To further cushion any unanticipated fluctuation in its liquidity position, the Bank, as with all member commercial banks may borrow from the regional Federal Reserve Bank subject to compliance with regulatory requirements. At June 30, 1994, loans outstanding in the amount of approximately $40.5 million were pledged as collateral to secure advances with the Federal Reserve Bank. In addition, the Bank has federal funds facilities available with its major correspondent aggregating $15.0 million. This facility is subject to customary terms for such arrangements.

At June 30, 1994, Guardian Bancorp, on an unconsolidated basis, had cash and cash equivalents available of approximately $1.8 million, which is considered sufficient for meeting its short-term liquidity needs. In accordance with the terms of the agreements entered into with the Federal Reserve Bank, the Company has agreed not to incur additional debt, and the Bank has agreed not to pay or declare dividends to Guardian Bancorp, without prior regulatory approval.

On December 22, 1988, Guardian Bancorp issued to an unaffiliated purchaser $3.0 million in aggregate principal amount of 11-3/4% Subordinated Debentures that mature on December 30, 1995. Interest on the Bancorp Debentures accrues and is payable quarterly, and the principal is due on maturity. Guardian Bancorp is not currently in default with respect to any of the interest payments due on the Bancorp Debentures, and management believes that Guardian Bancorp currently has sufficient liquid assets to make such payments through to maturity. However, absent a restructuring of the Bancorp Debentures or the receipt of additional funds from Bank dividends, the issuance of debt or equity or otherwise, Guardian Bancorp will not have sufficient liquid assets to pay the $3.0 million principal amount of such securities that will become due on the stated maturity date. Preliminary discussions were had in the second quarter of 1994 with the note holder to address renegotiation of the terms of the subordinated debt. Guardian Bancorp's ability to receive additional funds through Bank dividends or the issuance of debt at the holding company level is limited by regulatory and statutory restrictions.

At June 30, 1994, approximately $114.5 million of the Company's accruing loans outstanding mature within one year and approximately $183.0 million, or 83.5% of the outstanding loan portfolio bears a floating rate of interest. While such a floating interest rate structure might result temporarily in declining spreads when general interest rates fall (until deposits are repriced at lower interest rates), the Company believes that such loan pricing minimizes interest rate risk and that its exposure to declining spread is immaterial considering the maturities of its interest-bearing deposits. Other than normal commitments to lend in the amount of approximately $50.0 million, including commitments under standby letters of credit, the Company had no material unrecorded commitments or contingencies at June 30, 1994.

CAPITAL RESOURCES

Management seeks to maintain capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $229,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes.

The 1992 risk-based capital guidelines adopted by the Federal Reserve Board require the Company and the Bank to achieve certain minimum ratios of capital to risk-weighted assets. In addition, the Federal Reserve Board has adopted a leverage ratio that requires a minimum ratio of Tier 1 capital to average assets. The table on the following page sets forth the Company's and the Bank's risk-based capital and leverage ratios at June 30, 1994 (dollars in thousands):





                      [This space intentionally left blank]


                                                             Company
                                                    ------------------------
(Dollars in thousands)                                  $               %
- - ----------------------                              --------         -------

Risk-based ratios:
  Tier 1 Capital(1)                                 $ 20,748           6.83%
  Tier 1 Capital minimum requirement(2)               12,152           4.00
                                                    --------           ----
  Excess                                            $  8,596           2.83%
                                                    --------           ----
                                                    --------           ----

  Total Capital(3)                                  $ 25,840           8.51%
  Total Capital minimum requirement(2)2               24,304           8.00
                                                    --------           ----
  Excess                                            $  1,536           0.51%
                                                    --------           ----
                                                    --------           ----

  Risk-weighted assets                              $303,805
                                                    --------
                                                    --------
Leverage ratio (3+% minimum)(4)                                        4.86%
                                                                       ----
                                                                       ----



                                                              Bank
                                                    ------------------------
(Dollars in thousands)                                  $               %
- - ----------------------                              --------         -------

Risk-based ratios:
Tier 1 Capital(1)                                    $22,039           7.64%
  Tier 1 Capital minimum requirement(2)               11,543           4.00
                                                    --------           ----
  Excess                                             $10,496           3.64%
                                                    --------           ----
                                                    --------           ----

  Total Capital(3)                                   $25,943           8.99%
  Total Capital minimum requirement(2)                23,086           8.00
                                                    --------           ----
  Excess                                             $ 2,857           0.99%
                                                    --------           ----
                                                    --------           ----

  Risk-weighted assets                              $288,573
                                                    --------
                                                    --------

Leverage ratio (3+% minimum)(4)                                        5.17%
                                                                       ----
                                                                       ----

- - ---------------
(1)  Includes common shareholders' equity.

(2) Reflects the minimum ratio applicable for December 31, 1992. Commencing December 19, 1992, insured institutions such as the Bank must, among other things, maintain a Tier 1 Capital ratio of at least 4% and a Total Capital or ratio of at least 8% to be considered "adequately capitalized"under the prompt corrective action provisions of the Federal Deposit
      Insurance Improvement Act of 1991 ("FDICIA").

(3) Includes common shareholders' equity, subordinated debt, plus allowance for loan losses, subject to certain limitations.

(4) Tier 1 capital divided by average assets for the quarter ended June 30, 1994. The 3% minimum applies to highest rated organizations. Others, including those anticipating or experiencing significant growth internally or through acquisitions, are expected to maintain higher minimum ratios. Although the Company has not been informed by bank regulators of a specific minimum which must be maintained, it is anticipated that if any specified minimum is required, it will be greater than 3%. Commencing December 19, 1992, insured institutions such as the Bank must, among other things, maintain a leverage ratio of at least 4% to be considered
      "adequately capitalized" under the prompt corrective action provisions of FDICIA.


Assuming that the proposed accelerated asset disposition plan had been consummated at June 30, 1994 and the proceeds from the sale invested in 20% risk-weighted assets, the Bank's tier 1 and total risk-based capital ratios would be 8.40% and 9.70%, respectively. The Company's respective risk-based capital ratios would be 7.49% and 9.14%, respectively.

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










                      [This space intentionally left blank]

                           PART II - OTHER INFORMATION


Item 1-3. Inapplicable.

Item 4.   Submission of Matters to Vote of Security Holders.

          (a) The 1994 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on June 1, 1994.

          (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, dated April 28, 1994, and the following individuals were duly elected to the Board of Directors of the Company by the vote set forth below:

                                                          SHARES VOTED
                                                   ---------------------------
                                                                    Authority
                                                      For           Withheld
                                                     -----          ---------

                       Marilyn M. Cohen            7,859,621        581,633
                       Howard C. Fletcher, III     7,959,936        481,318
                       Robert D. Frandzel          7,977,299        463,955
                       Paul M. Harris              7,957,546        483,708
                       Saul Socoloske              7,972,305        468,949
                       Vincent A. Bell             7,967,514        473,740
                       James F. Lewin              7,977,123        464,131
                       Michael J. Welch            7,994,220        447,034
                       Jon D. Van Deuren           7,997,005        444,249



          (c)  The Company's new 1994 Long-Term Incentive Plan was approved.

          (d)  No other matters were voted upon at the Annual Meeting.

Item 5.   Other Information.

          On July 28, 1994, Mr. Howard C. Fletcher III ceased serving as President and Chief Executive Officer of Guardian Bank and as President of Guardian Bancorp. On the same date, Messrs. James F. Lewin and Michael J. Welch announced their resignations from the Board of Directors of Guardian Bancorp. Subsequently, on August 12, 1994, Guardian Bancorp announced the appointment of James F. Lewin as President and Chief Executive Officer of Guardian Bancorp, effective immediately. It was also announced that Messrs. Lewin and Welch have reassumed their positions with the Board of Directors immediately.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits - Inapplicable.

          (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1994 and no events have occurred which would require one to be filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder authorized.

                                   GUARDIAN BANCORP



Dated:    August 15, 1994               By /s/ Paul M. Harris
                                          -----------------------------------
                                             Paul M. Harris
                                             Chairman and Chief Executive
                                             Officer


Dated:    August 15, 1994               By /s/ Jon D. Van Deuren
                                          -----------------------------------
                                             Jon D. Van Deuren
                                             Executive Vice President and
                                             Chief Financial Officer