Form 10-Q
period 1994-09-30
GUARDIAN BANCORP
filed 1994-11-14
CIK 749751

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1994 or

[ ] Transition report pursuant to Section 35 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to
                                    ----------------    ------------------------

Commission file number                         1-9757
                      ----------------------------------------------------------
                             GUARDIAN BANCORP
- - - --------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


        CALIFORNIA                                       95-3686137
- - - -------------------------------          --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


800 SOUTH FIGUEROA STREET, LOS ANGELES, CALIFORNIA                90017
- - - -------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code         (213) 239-0800
                                                  -----------------------------

                              N/A
- - - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



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

As of November 7, 1994, there were issued and outstanding 12,514,075 shares of the issuer's Common Stock.



                         This report contains 31 pages.

                        The exhibit index is on page 30.

                         GUARDIAN BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

Item 1.  Financial Statements.


(Dollars in thousands)                            September 30,     December 31,
                                                      1994              1993
                                                  -------------     ------------

Cash and due from banks                              $ 87,659         $ 23,155
Interest-bearing deposits with
  financial institutions                                  714            1,990
Federal funds sold                                     20,000               -

Investment securities (market value
  of $30,536 at September 30, 1994 and
  $29,221 at December 31, 1993):
    U.S. Treasury                                      29,422           24,279
    State and municipal                                   720            4,336
    Federal Reserve Bank stock                          1,067              464
                                                     --------         --------

      Total investment securities                      31,209           29,079
                                                     --------         --------

Short-term investments                                     -           179,948

Loans:
  Real estate                                         122,008          147,039
  Construction                                         37,992           87,829
  Commercial                                           60,485           86,260
  Installment                                           1,080            2,046
  Deferred loan fees                                     (535)            (426)
                                                     --------         --------

    Loans, net of deferred loan fees                  221,030          322,748
Less allowance for loan losses                       ( 15,061)         (18,200)
                                                     --------         --------

    Net loans                                         205,969          304,548
                                                     --------         --------

Premises and equipment, net                             1,367            1,808
Deferred income taxes                                     954            3,574
Other real estate owned and assets
  held for accelerated disposition                     34,993           13,949
Accrued interest receivable and
  other assets                                          2,832            9,495
                                                     --------         --------

                                                     $385,697         $567,546
                                                     --------         --------
                                                     --------         --------

Deposits:
  Noninterest-bearing demand                         $201,613         $322,900
  Savings and interest-bearing demand                  51,238           53,285
  Money market                                         43,636           47,603
  Time certificates of deposit                         69,334          101,886
                                                     --------         --------

    Total deposits                                    365,821          525,674

11-3/4% subordinated debentures                         3,000            3,000
Other borrowed money                                       -            15,000
Accrued interest payable and other
  liabilities                                           2,125            2,571
                                                     --------         --------
    Total liabilities                                 370,946          546,245
                                                     --------         --------

Shareholders' equity:
  Common stock, without par value.
    Authorized 29,296,875 shares;
    issued and outstanding
    12,514,075 and 3,740,000
    shares in 1994 and 1993,
    respectively.                                      33,734           15,836
  Retained earnings (deficit)                         (18,983)           5,465
                                                     --------         --------

                                                       14,751           21,301
                                                     --------         --------

                                                     $385,697         $567,546
                                                     --------         --------
                                                     --------         --------

See accompanying notes to consolidated financial statements.

                        GUARDIAN BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                Three months                   Nine months
                                                                             ended September 30,           ended September 30,
                                                                         ---------------------------   -------------------------
(dollars in thousands,                                                     1994           1993           1994           1993
                                                                         --------       --------       --------       --------
except per share data)

Interest Income:
  Loans                                                                  $ 5,354        $ 6,708         $16,404       $ 20,926
  Deposits with financial
    institutions                                                              12              9              40             24
  Investment securities                                                      383            505           1,128          1,437
  Short-term Investments                                                     103            154             308            729
  Federal funds sold                                                         258            748             964          1,944
                                                                         -------        -------        --------       --------
                                                                           6,110          8,124          18,844         25,060
                                                                         -------        -------        --------       --------
Interest expense:
  Deposits                                                                 1,363          1,712           4,149          5,513
  Borrowed funds                                                             161            107             423            329
                                                                         -------        -------        --------       --------
                                                                           1,524          1,819           4,572          5,842
                                                                         -------        -------        --------       --------
  Net interest income                                                      4,586          6,305          14,272         19,218
Provision for loan losses                                                  6,450          4,500          21,450         13,250
                                                                         -------        -------        --------       --------
  Net interest income (loss)
    after provision for loan losses                                       (1,864)         1,805          (7,178)         5,968
                                                                         -------        -------        --------       --------
Noninterest Income                                                           451            380           1,231          1,068

Noninterest expense:
  Salaries and employee benefits                                           1,961          2,378           6,305          6,389
  Occupancy                                                                  262            311             885            962
  Furniture and equipment                                                    204            214             610            647
  Customer service                                                           943          1,444           2,905          4,269
  Data processing                                                            197            119             501            350
  Other real estate owned                                                  1,060            702           3,501          1,883
  Professional                                                               611            421           1,748          1,438
  Other                                                                    1,046          1,501           3,746          4,326
                                                                         -------        -------        --------       --------

    Total noninterest expense                                              6,284          7,090          20,201         20,264
                                                                         -------        -------        --------       --------

Loss before income taxes                                                  (7,697)        (4,905)        (26,148)       (13,228)
Benefit for income taxes                                                  (1,700)        (1,002)         (1,700)        (2,999)
                                                                         -------        -------        --------       --------
    Net loss                                                             $(5,997)       $(3,903)       $(24,448)      $(10,229)
                                                                         -------        -------        --------       --------
                                                                         -------        -------        --------       --------
Net loss per share                                                       $ (0.48)       $ (1.04)       $  (2.12)      $  (2.76)
                                                                         -------        -------        --------       --------
                                                                         -------        -------        --------       --------


See accompanying notes to consolidated financial statements.

                         GUARDIAN BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


(dollars in thousands)                                   Nine months
                                                       ended September 30,
                                                  --------------------------
                                                    1994              1993
                                                  --------          --------
Cash flows from operating activities:
  Net loss                                         $( 24,448)       $(10,229)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Provision for loan losses                       21,450          13,250
      Depreciation and amortization                      621             617
      Provision for deferred
        income taxes                                   2,620             733
      Amortization of net deferred
        loan fees                                     (1,367)           (339)
      Amortization of net premium
        on securities                                    160             240
      Amortization of discount on
        short-term investments                          (177)           (406)
      Loss on sales of short-term
        investments                                       -               10
      Net (gain) loss on sale of other
        real estate owned                                (57)            187
      Other real estate owned
        valuation adjustments                          1,837             336
      Gain on sale of premises and
        equipment                                        (27)             -
      Net change in accrued interest
        receivable and other assets                    6,663          (3,325)
      Net change in accrued interest
        payable and other liabilities                   (446)          6,985
                                                   ---------         -------

        Net cash provided by
          operations                                   6,829           8,059
                                                   ---------         -------

Cash flows from investing activities:
  Proceeds from maturities of
    investment securities transactions                23,109          10,450
  Purchases of investment securities                 (25,399)        (16,444)
  Proceeds from short-term investment
    securities transactions:
    Sales                                                 -          239,882
    Maturities                                       380,000         271,385
  Purchases of short-term investments               (199,875)       (620,286)
  Net change in loans                                 48,168          13,970
  Proceeds from sale of other real estate              7,504          10,594
  Purchases of premises and equipment                   (180)           (173)
  Proceeds from sale of premises
    and equipment                                         27              -
                                                   ---------         -------
        Net cash provided by (used in)
          investing activities                       233,354         (90,622)
                                                   ---------         -------

Cash flows from financing activities:
  Net change in deposits                            (159,853)         73,721
  Change in other borrowed money                    ( 15,000)        (10,000)
  Issuance of common stock                            17,898             280
                                                   ---------         -------

        Net cash provided by (used in)
          financing activities                      (156,955)         64,001
                                                   ---------         -------

        Net increase (decrease) in cash
          and cash equivalents                        83,228         (18,562)

Cash and cash equivalents at beginning
  of year                                             25,145         109,853
                                                   ---------         -------

Cash and cash equivalents at end of
  period                                             108,373        $ 91,291
                                                   ---------         -------
                                                   ---------         -------

Supplemental disclosures:
   Interest paid                                    $  4,669        $  5,771
   Taxes paid (refund)                                (8,933)             22

Significant non-cash transactions:
   Transfer of loans to other
     real estate owned and assets
     held for accelerated disposition                 30,328        $ 13,134
   Loans made to facilitate sale
     of real estate owned                              2,029           5,265


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

          The accompanying consolidated balance sheet, statements of operations and cash flows reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 1994 and December 31, 1993, results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results of operations for the full year ended
          December 31, 1994.

NOTE 2    CONSUMMATION OF RIGHTS OFFERING

          On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $229,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes. During the three months ended September 30, 1994, Guardian Bancorp contributed $1,440,000 to the Bank for the Bank's general corporate purposes.

                         GUARDIAN BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 3    ACCELERATED ASSET DISPOSITION

          During the second quarter of 1994, management and the Board of Directors announced the Company's decision to sell up to approximately $50 million of nonperforming and subperforming residential and commercial real estate loans and foreclosed properties. At June 30, 1994, an $11.0 million provision for loan losses to reflect the market valuation associated with the accelerated disposition was recorded and the Company charged-off approximately $14.0 milion associated with such assets at the time they were transferred to other real estate owned and assets held for accelerated disposition. In October 1994, the Company consummated the bulk loan sale phase of the Company's accelerated asset disposition plan and ultimately sold approximately $40 million of such assets. No additional provision for loan losses for market valuation discount was necessary during the three months ended September 30, 1994 to accomplish the sale.

NOTE 4    PER SHARE DATA AND COMMON STOCK

          Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Stock options and warrants are considered to be common stock equivalents except when their effect is antidilutive. The weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 1994 of 12,514,000 and 11,550,000, respectively, were used to compute loss per share for the periods then ended. The weighted average number of common shares and common share equivalents used to compute earnings per share for the three and nine months ended September 30, 1993 were 3,738,000 and 3,709,000, respectively.

NOTE 5    AVAILABILITY OF FUNDS FROM BANK AND RESTRICTIONS
          ON CASH BALANCES

          The Bank is required to maintain certain minimum reserve balances on deposit with the Federal Reserve Bank. Cash balances maintained to meet reserve requirements are not available for use by the Bank. During the first nine months of 1994, the Bank was required to maintain average reserves of approximately $17.2 million.

          The source of substantially all the revenues of Guardian Bancorp, on an unconsolidated basis, including funds available for the payment of dividends, is, and is expected to continue to be, dividends paid by the Bank. Under state banking law, dividends declared by the Bank in any calendar year may not, without the approval of the California Superintendent of Banks, exceed its net income, as defined, for that year combined with its retained earnings for the preceding two years. Guardian

                         GUARDIAN BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


          Bancorp has agreed not to incur additional debt or pay any dividends, and the Bank cannot pay or declare dividends to Guardian Bancorp without prior regulatory approval. State banking law also restricts the Bank from extending credit to Guardian Bancorp in excess of 10% of the capital stock and surplus, as defined, of the Bank or approximately $1.8 million at September 30, 1994.

          On December 22, 1988, Guardian Bancorp issued to an unaffiliated purchaser $3.0 million in aggregate principal amount of 11-3/4% Subordinated Debentures that mature on December 30, 1995. Interest on the Bancorp Debentures accrues and is payable quarterly, and the principal is due on maturity. Guardian Bancorp is not currently in default with respect to any of the interest payments due on the Bancorp Debentures, and management believes that Guardian Bancorp currently has sufficient liquid assets to make such payments through February, 1995. However, absent a restructuring of the Bancorp Debentures or the receipt of additional funds from Bank dividends, the issuance of debt or equity or otherwise, Guardian Bancorp will not have sufficient liquid assets to pay the interest payments beyond February 1995 nor the $3.0 million principal amount of such securities that will become due on the stated maturity date. Guardian Bancorp's ability to receive additional funds through Bank dividends or the issuance of debt at the holding company level is limited by regulatory and statutory restrictions. In the event that Guardian Bancorp is unable to raise additional funds or restructure the debentures, it is anticipated that it will be unable to meet its current obligations and could be forced to restructure or pursue other legal relief. Ongoing discussions are currently underway with the debt holder to address a possible restructuring.

NOTE 6    STATEMENTS OF CASH FLOWS

          For the purpose of the accompanying consolidated statements of cash flows, the Company considers cash and due from banks, and interest-bearing deposits with financial institutions and federal funds sold having maturities at the date of purchase of three months or less to be cash equivalents.

NOTE 7    INVESTMENT AND SHORT-TERM SECURITIES

          The following table shows the carrying value, gross unrealized gains and losses and estimated market values of investment securities at September 30, 1994 (Dollars in thousands):

                         GUARDIAN BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

                                              Gross      Gross
                                  Carrying  Unrealized Unrealized   Market
                                    Value      Gains     Losses      Value
                                  --------  ---------- ----------  ---------

            U.S. Treasury
              securities           $29,422    $  -       $(685)     $28,737
            State and
              municipal
              securities               720       12         -           732
            Federal Reserve
              Bank stock             1,067       -           -        1,067
                                   -------    -----      ------     -------
                                   $31,209    $  12      $(685)     $30,536
                                   -------    -----      ------     -------
                                   -------    -----      ------     -------


          The following table shows the carrying value and estimated market value of investment securities by contractual maturity at September 30, 1994. Also shown are the weighted average yields by investment category, and such yields for state and municipal securities are stated on a tax equivalent basis at the incremental rate of 35% (Dollars in thousands):


                                                     Weighted
                                          Carrying   Average       Market
                                            Value    Yield         Value
                                          --------   --------      ------

             U.S. Treasury Securities:
               Within one year            $ 7,742      5.77%      $ 7,732
               After one year but
                 within five years         21,680      4.58        21,005
                                          -------      ----        -------
                                           29,422      4.90        28,737
                                          -------      ----        -------

             State and municipal
             securities:
               Within one year
               After one year but
                 within five years            695      5.98            706
                                          -------      ----        -------
                                               25      8.74             26
                                          -------      ----        -------

                                              720      6.08            732
                                          -------      ----        -------
             Corporate securities:
               Federal Reserve Bank
                 stock                      1,067      6.00          1,067
                                          -------      ----        -------
                                          $31,209      4.97%       $30,536
                                          -------      ----        -------
                                          -------      ----        -------

          U.S. Treasury and Government agency securities carried at approximately $3.4 million at September 30, 1994 were pledged to secure public deposits or for other purposes as required or permitted by law.

          The Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115) as of January 1, 1994. The impact of the adoption of FASB 115 was that any unrealized holding gains or losses on short-term securities are excluded from income and reported, net of related tax effect, in a separate component of shareholders' equity. At September 30, 1994, there was no unrealized holding gain or loss.

                         GUARDIAN BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


NOTE 8    COMMITMENTS

          At September 30, 1994, the Company had total unfunded loan commitments of approximately $57.1 million and standby letters of credit amounting to approximately $1.2 million.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


This section presents management's discussion and analysis of the consolidated financial condition and operating results of Guardian Bancorp and its subsidiary, Guardian Bank (the "Bank", together the "Company") for the three and nine months ended September 30, 1994 and updates the discussion provided at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K"). The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements appearing in this report (see "Item 1. Financial Statements") and in the 1993 Form 10-K.
Averages presented in this section are daily average balances.

OVERVIEW

During the first nine months of 1994 the Company has concentrated on restructuring its balance sheet in light of its capital levels, reducing nonperforming and subperforming loans and foreclosed properties, limiting loan growth, reducing operating costs and augmenting both the management team and the Board of Directors. The Company ultimately made the decision to sell approximately $40,000,000 in book value of its nonperforming and subperforming residential and commercial real estate loans and foreclosed properties by means of an accelerated disposition program. This decision was based on management's evaluation of current market conditions and the potential cost savings opportunities which would be realized as a result of the transaction. The transaction was substantially completed in October 1994. As a consequence, nonperforming loans and other real estate owned, excluding assets held for accelerated disposition were $27.9 million and $15.2 million, respectively, at September 30, 1994. No additional provision for loan losses relating to market valuation discount was necessary during the three months ended September 30, 1994 to accomplish the sale.

The Bank's tier 1 and total risk-based capital ratios at September 30, 1994 were 6.76% and 8.10%, respectively, and its leverage ratio was 4.70%. The Bank's proforma tier 1 and total risk-based capital ratios and its leverage ratio, as adjusted to give effect to the bulk asset sale had it occurred at September 30, 1994 were 7.03%, 8.34% and 4.70%, respectively.

The Company recorded a net loss of $6.0 million and $24.4 million for the three and nine months ended September 30, 1994, respectively, which compared to a net loss of $3.9 million and $10.2 million, respectively, for the comparable periods in 1993. The net loss recorded in the third quarter of 1994 and for the first nine months of 1994 was principally attributable to increases in the provision for loan losses, expenses associated with holding other real estate owned, declines in net interest income, partially offset by decreases in other noninterest expenses. Approximately $11.0 million of the provision for loan losses for the nine months ended September 30, 1994 relates to market valuation discount on assets included for accelerated disposition. Excluding this market valuation discount, the provision for loan losses during the nine months ended September 30, 1994 was $10.5 million as compared to $13.3 million for the comparable period in 1993. Net interest income during the third quarter and for the first nine months of 1994 is down from amounts reported for the comparable periods in 1993 due principally to a decline in average interest-earning assets in general, and outstanding loans in particular, offset by a modest increase in the yields earned thereon. The decline in outstanding loans reflects a management decision to limit loan growth in light of weak loan demand, the Company's efforts at controlling its size given its current capital levels and an overall weak economic conditions in Southern California. Net interest income was positively affected by a decline in average interest-bearing deposits and rates paid thereon.

Noninterest expense decreased during the three and nine months ended
September 30, 1994 from amounts reported for the comparable periods in 1993. Total noninterest expense during the three months ended September 30, 1994 decreased approximately $806,000 from the comparable quarter in 1993 and $63,000 from the comparable nine month period in 1993. The decrease in total noninterest expense for both the three and nine months ended September 30, 1994 from the same periods in 1993 was primarily to declines in salaries and employee benefits, occupancy, customer service and other expenses. These declines were partially offset by increases in direct holding costs and valuation adjustments associated with foreclosed properties and increases in professional expenses.

At September 30, 1994, total assets and deposits of $385.7 million and $365.8 million, respectively, had decreased 32.0% and 30.4%, respectively, from amounts reported at the close of 1993. Loans, net of deferred loan fees, were $221.0 million, a decrease of 31.5% from the amounts reported at December 31, 1993.
The majority of the decline is the result of the transfer of loans to other real estate owned and assets held for accelerated disposition as part of the accelerated disposition program. The remaining decline in the loan portfolio reflects the result of general economic conditions in the Company's marketplace, and a slow down in real estate activity in Southern California. In light of the current economic environment and the impact which it has had and continues to have on the real estate sector as well as regulatory recommendations regarding growth in the Company's real estate related loans prior to 1993, management has moved to limit growth of new real estate related loans, particularly construction loans, is attempting to diversify the loan portfolio mix to include more non-real estate related credits, and continues to manage its size in light of its capital levels.

Total average assets, deposits and loans, net of deferred loan fees, of $424.4 million, $387.1 million and $287.7 million, respectively, during the first nine months of 1994 declined 29.0%, 29.1% and 18.5%, respectively, from the calendar year 1993 averages reflecting the results of economic conditions in the Company's marketplace and management's strategies discussed in the immediately preceding paragraph.

The mix in the composition of the Company's average deposit base changed during the first nine months of 1994 as noninterest-bearing demand accounts decreased as a percentage of total average deposits to 54.5% compared to 59.3% during all of 1993. Average interest-bearing deposits during the nine months ended September 30, 1994, expressed as a percentage of total average deposits were 45.4%, compared to 40.7% during all of 1993.

Total nonperforming assets, defined as loans on nonaccrual and loans past due 90 days or more and other real estate owned and assets held for accelerated disposition, were $62.9 million at September 30, 1994. Nonperforming loans and other real estate owned, excluding assets included in the accelerated asset disposition, were $27.9 million and $15.2 million, respectively, at Septembr 30, 1994 which compared to $34.8 million and $13.9 million, respectively, at the close of 1993. The majority of nonperforming loans are supported by real estate collateral which reduces, but does not eliminate, exposure to loss of principal. The ratio of the allowance for loan losses to nonperforming loans, excluding loans included in the accelerated asset disposition, was 53.9% at September 30, 1994 compared to 52.3% at December 31, 1993.

At September 30, 1994 and December 31, 1993, the Company's allowance for loan losses was $15.1 million and $18.2 million, respectively, or 6.8% and 5.6%, respectively, of loans outstanding. During the three and nine months ended September 30, 1994, net charge-offs were $5.0 million and $24.6 million, respectively, which, for the nine months ended September 30, 1994, includes charge-offs of approximately $14.0 million related to assets sold in the bulk sale. Net charge-offs were $6.9 million and $11.3 million, respectively, during the three and nine months ended September 30, 1993.

On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $229,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes. During the three months ended September 30, 1994, Guardian Bancorp contributed $1,440,000 to the Bank for the Bank's general corporate purposes. At September 30, 1994, Guardian Bancorp, on an unconsolidated parent company only basis, had cash and cash equivalents available of approximately $171,000. It is currently anticipated that absent a cash infusion from the sale of equity or debt securities or a restructuring of the debentures, Guardian Bancorp will be unable to meet its current obligations (see "Financial Conditions-Liquidity and Interest Rate Sensitivity")

The following table reflects certain information regarding the Company's net loss for the three and nine months ended September 30, 1994 and 1993 (dollars in thousands, except earnings per share data):

                                        Three Months Ended September 30,
                                           1994              1993
                                          ------            ------
     Net loss                            $(5,997)          $(3,903)
     Net loss per share                    (0.48)            (1.04)

                                        Nine Months Ended September 30,
                                           1994              1993
                                          ------            ------
     Net loss                           $(24,448)         $(10,229)
     Net loss per share                    (2.12)            (2.76)

RESULTS OF OPERATIONS

     NET INTEREST INCOME

The principal component of the Company's net earnings is net interest income, which is the difference between interest and fees earned on interest-earning assets and interest paid on deposits and borrowed funds. Net interest income, when expressed as a percentage of total average interest-earning assets, is referred to as net interest margin. A comparison of net interest income and net interest margin for the three and nine months ended September 30, 1994 and 1993 is shown in the table below (in thousands):

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   ------------------      -----------------
                                    1994       1993         1994       1993
                                   ------     ------       ------     ------
Interest income                    $6,110     $8,124      $18,844     $25,060
Interest expense                    1,524      1,819        4,572       5,842
                                   ------     ------      -------     -------
Net interest income                $4,586     $6,305      $14,272     $19,218
                                   ------     ------      -------     -------
                                   ------     ------      -------     -------

Annualized net interest
  margin                            5.59%      5.04%        5.16%       5.05%
                                   ------     ------      -------     -------
                                   ------     ------      -------     -------

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



                                                 Nine months ended
                                                 September 30, 1994
                                ------------------------------------------------
                                           Average     Income/        Yield/
(Dollars in thousands)                     Balance     Expense         Rate
- - - --------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest-bearing deposits
  with financial institutions             $  1,580     $    40        3.38%
Federal funds sold                          34,561         964        3.72
Investment securities(1)                    32,835       1,128        4.75
Short-term investments                      12,465         308        3.30
Gross loans(2)                             288,319      16,404        7.59
                                          --------     -------        -----
  Total interest-earning
    assets                                 369,760     $18,844        6.81%
                                                       -------        -----
Noninterest-earning assets                  54,642
                                          --------
Total assets                              $424,402
                                          --------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Borrowed funds                            $  6,723     $   423        8.39%
Interest-bearing demand
  and savings deposits                      50,697         913        2.40
Money market deposits                       44,554         822        2.46
Time certificates of deposit                80,998       2,414        3.97
                                          --------     -------        -----
  Total interest-bearing
    liabilities                            182,972     $ 4,572        3.33
                                                       -------        -----
Noninterest-bearing deposits               210,895
Other liabilities                            1,757
Shareholders' equity                        28,778
                                          --------
Total liabilities and
  shareholders' equity                    $424,402
                                          --------
                                          --------

Net interest income(2)                                 $14,272
                                                      --------
                                                      --------

Net interest margin(2)                                                5.16%
                                                                      -----
                                                                      -----

                                                 Nine months ended
                                                 September 30, 1994
                                ------------------------------------------------
                                           Average     Income/        Yield/
(Dollars in thousands)                     Balance     Expense         Rate
- - - --------------------------------------------------------------------------------
ASSETS
Interest earning assets:
Interest-bearing deposits
  with financial institutions             $  1,080     $    24        2.96%
Federal funds sold                          89,330       1,944        2.90
Investment Securities                       31,290       1,437        6.48
Short-term investments(1)                   33,906         729        2.87
Gross loans(2)                             354,302      20,926        7.88
                                          --------     -------        -----
  Total interest-earning
    assets                                 509,908     $25,060        6.57%
                                                       -------        -----
Noninterest-bearing assets                  79,527
                                          --------
Total assets                              $589,435
                                          --------
                                          --------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Borrowed funds                            $  4,997     $   329        8.78%
Interest-bearing demand
  and savings deposits                      53,676         961        2.39
Money market deposits                       52,292         988        2.52
Time certificates of deposit               120,800       3,564        3.93
                                          --------     -------        -----
  Total interest-bearing
    liabilities                            231,765     $ 5,842        3.36
                                                       -------        -----
Noninterest-bearing deposits               322,820
Other liabilities                            2,246
Shareholders' equity                        32,604
                                          --------
Total liabilities and
  shareholders' equity                    $589,435
                                          --------
                                          --------

Net interest income(2)                                 $19,218
                                                       -------
                                                       -------
Net interest margin(2)                                                5.05%
                                                                      -----
                                                                      -----

- - - ----------------------------------------

(1) Yields are presented on a tax equivalent basis at the incremental tax rate of 35%.

(2) Includes loans on nonaccrual. Interest income on loans includes net loan fees amortized to income of $1.4 million and $465,00 during the nine months ended September 30, 1994 and 1993, respectively. Average deferred loan fees during the nine months ended September 30, 1994 and 1993 were $587,000 and $339,000, respectively.

(3) If customer service expense were classified as interest expense, then the Company's reported net interest income and noninterest expense for the nine months ended September 30, 1994 and 1993 would be reduced by $2,905,000 and $4,269,000, respectively, and the net interest margin would be 4.11% and 3.93%, respectively.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to volume change and rate change for the period indicated. The change in interest income due to both volume change and rate change has been allocated to volume change and rate change pro-rata.

                                                    Nine months ended
                                              September 30, 1994 and 1993
                                                   Increase (Decrease)
                                                    due to changes in

                                     -------------------------------------------
                                                                        Net
(Dollars in thousands)                     Volume        Rate         Change
- - - --------------------------------------------------------------------------------
Interest earning assets:
Interest-bearing deposits with
  financial institutions                  $    12      $    4       $   16
Federal funds sold                         (1,422)        442         (980)
Investment Securities                          68        (377)        (309)
Short-term investments                       (517)         96         (421)
Gross loans, net of
  unearned income                          (3,778)       (744)      (4,522)
                                          -------      ------      -------
    Total interest-earning
      assets                               (5,637)       (579)      (6,216)
                                          -------      ------      -------

Interest bearing liabilities:
Borrowed funds                                109         (15)          94
  Interest-bearing demand
  and savings deposits                        (54)          6          (48)
Money market deposits                        (143)        (23)        (166)
Time certificates of deposit               (1,186)         36       (1,150)
                                          -------      ------      -------
    Total interest-bearing
      liabilities                          (1,274)          4       (1,270)
                                          -------      ------      -------

Net interest income                       $(4,363)      $(583)     $(4,946)
                                          -------      ------      -------
                                          -------      ------      -------


Net interest income for the three and nine months ended September 30, 1994 decreased approximately $1.7 million and $4.9 million, respectively, from the amount reported for the comparable periods in 1993. These declines are principally attributable to a 27.5% decline in average interest earning assets experienced during the first nine months of 1994 when compared to the same period in 1993 and an increase in average loans on nonaccrual during the first nine months of 1994 as compared to 1993. Contributing to the decline in interest income during the first nine months of 1994 was a decrease in yield on investment securities which was partially offset by higher yields on short-term investments and federal funds sold. Net interest income was positively affected by a decrease in average interest-bearing deposit volumes and generally lower rates on interest-bearing liabilities, partially offset by higher yields on time certificates of deposit.

The level of nonperforming loans in the Company's portfolio affects the amount of interest income. If a loan is placed on nonaccrual status, interest income that had been accrued to the date a loan is placed on nonaccrual is reversed and income is not recognized until the payment has actually been received. At September 30, 1994, there was no interest accrued which had not been reversed on nonaccrual loans. During the three and nine months ended September 30, 1994, the level of foregone interest on nonaccrual loans was approximately $1.4 million and $4.0 million, respectively, which compares to $1.1 million and $2.7 million, respectively, for the comparable periods in 1993. Interest income will continue to be adversely affected until such time as the Company is able to further reduce the level of its nonaccrual loans and increase the volume of new loan origination. During the nine months ended September 30, 1994, the Company's average interest-earning assets in general and average loans outstanding in particular declined from the average amounts reported at September 30, 1993, which, in turn, has contributed to the decline in net interest income. Average interest-earning assets and average gross loans were $369.8 million and $288.3 million, respectively, during the first nine months of 1994 compared to $512.0 million and $358.6 million, respectively, for the year ended 1993. This decline and any further decline in interest-earning assets could continue to adversely affect net interest income in the future. Management has augmented lending staff levels in business and industrial lending as part of its efforts to originate new loans and to diversify the loan portfolio.

During the first nine months of 1994, the composition of average deposits changed as average noninterest-bearing deposits decreased as a percentage of total average deposits to 54.5% from 59.3% during all of 1993 and average interest-bearing deposits increased as a percentage of total average deposits to 45.5% from 40.7% during all of 1993. The effect of a higher percentage of interest-bearing liabilities was partially offset by lower rates paid on interest-bearing liabilities during the first nine months of 1994 when compared to the same period in 1993. This increased reliance on interest-bearing sources of funds has and will continue to negatively affect net interest income.

Customer service expense, primarily costs related to external accounting, data processing and courier services provided to title insurance company and escrow company depositors, are incurred by the Company to the extent that certain average noninterest-bearing deposits are maintained by such depositors and such deposit relationships are determined to be profitable. Customer service expense is classified as noninterest-expense. If customer service expense was classified as interest expense, then the Company's reported net interest income and noninterest-expense for the three and nine months ended September 30, 1994 and 1993 would be reduced by $943,000 and $2.9 million, respectively, and $1.4 million and $4.3 million, respectively. Net interest margin for the three and nine months ended September 30, 1994 and 1993 would have been 4.44% and 4.11%, respectively, and 3.89% and 3.93%, respectively.

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

The provision for loan losses for the three and nine months ended September 30, 1994 and 1993 was $6.5 million and $21.5 million, respectively, and $4.5 million and $13.3 million, respectively. The significant increase in the provision for loan losses during the nine months ended September 30, 1994 over the comparable period in 1993 is due to an approximate $11.0 million provision relating to market valuation discount for assets included in the accelerated asset disposition. The bulk sale was substantially completed in October 1994, and no additional provision for loan losses relating to market valuation discount was necessary in the third quarter of 1994.

In addition to the provision related to the accelerated asset disposition, the provision for loan losses for the nine months ended September 30, 1994 reflects management's current assessment of 1) recent appraisals on certain collateral reflecting a continuation of distressed asset sales in the Company's marketplace; 2) the impact recessionary conditions continue to have on certain of the Company's borrowers; and 3) reduced values of real estate projects resulting from being located in areas impacted by the January 1994 Northridge earthquakes.

The increase in net charge-offs during the first nine months of 1994 from those reported a year earlier primarily resulted from losses recognized upon transfer of assets to other real estate owned and assets held for accelerated disposition, losses taken on certain real estate related loans due to economic conditions and other charge-offs related to loans deemed uncollectible by the Company. During the three and nine months ended September 30, 1994, net charge-offs were $5.0 million and $24.6 million, respectively, which, for the nine months ended September 30, 1994, includes charge-offs of approximately $14.0 million related to assets included in the bulk sale. Net charge-offs were $6.9 million and $11.3 million, respectively, during the three and nine months ended September 30, 1993.

     NONINTEREST INCOME

Total noninterest income for the three and nine months ended September 30, 1994 and 1993 was $451,000 and $1.2 million, respectively, and $380,000 and $1.1 million, respectively. The modest increases for the third quarter and first nine months of 1994 over the comparable periods in 1993 are attributable principally to increases in service charges on deposit accounts and escrow fees earned by the Bank.

     NONINTEREST EXPENSE

The following tables set forth information on the noninterest expense of the Company for the three and nine months ended September 30, 1994 and 1993 (dollars in thousands):

                                         Three Months Ended September 30,
                                      -------------------------------------
                                                         Increase    Change
                                        1994      1993   Decrease       %
                                       ------    ------  --------    ------
Salaries and employee
  benefits                             $1,961    $2,378   $ (417)    (17.5)
Occupancy                                 262       311      (49)    (15.8)
Furniture and equipment                   204       214      (10)     (4.7)
Customer service                          943     1,444     (501)    (13.9)
Data processing                           197       119       78      65.5
Other real estate owned                 1,060       702      358      51.0
Professional                              611       421      190      45.1
Other                                   1,046     1,501     (455)    (30.3)
                                       ------    ------   ------    ------
                                       $6,284    $7,090   $ (806)    (11.4)
                                       ------    ------   ------    ------
                                       ------    ------   ------    ------


                                           Nine Months Ended September 30,
                                      ---------------------------------------
                                                         Increase    Change
                                        1994      1993   Decrease       %
                                       ------    ------  --------    ------

Salaries and employee
  benefits                            $ 6,305   $ 6,389  $   (84)     (1.3)
Occupancy                                 885       962      (77)     (8.0)
Furniture and equipment                   610       647      (37)     (5.7)
Customer service                        2,905     4,269   (1,364)    (32.0)
Data processing                           501       350      151      43.1
Other real estate owned                 3,501     1,883    1,618      85.9
Professional                            1,748     1,438      310      21.6
Other                                   3,746     4,326     (580)    (13.4)
                                      -------   -------   ------     -----
                                      $20,201   $20,264   $  (63)      (.3)
                                      -------   -------   ------     -----
                                      -------   -------   ------     -----

The following table summarizes the components of salaries and employee benefits for the three and nine months ended September 30, 1994 and 1993 (dollars in thousands):


                     Months Ended September 30,  Nine Months Ended September 30,
                            1994        1993         1994        1993
                           ------      ------       ------      ------
Salaries, wages and
  payroll taxes           $1,786      $1,943       $5,672      $6,017
Deferred direct
  incremental
  underwriting costs         (73)       (112)        (257)       (654)
Medical and other
  insurance benefits         174         113          658         458
Other                         74         434          232         568
                          -------     -------      -------     -------
                          $1,961      $2,378       $6,305      $6,389
                          -------     -------      -------     -------
                          -------     -------      -------     -------


Direct compensation decreased approximately $157,000 and $345,000 during the three and nine months ended September 30, 1994 from the amounts reported for the comparable period in 1993. The decrease in direct compensation is attributable to the elimination of approximately 20% of the authorized positions within the Company during the second quarter of 1994. This action is part of management's plan designed to reduce operating costs, increasing efficiency and making expense levels consistent with the Company's size and earnings capacity. Deferred direct incremental underwriting costs have decreased approximately $39,000 and $397,000 during the three and nine months ended September 30, 1994, respectively, from the levels reported in the comparable periods in 1993. The level of such deferred costs is directly related to the volume of new loan originations which, since mid-1991, have been declining as part of management's strategic goal of reducing real estate loan growth, particularly construction lending. The increase in medical and other insurance benefits of $61,000 and $200,000 for the three and nine months ended September 30, 1994 over the same periods in 1993 is attributable to increases in costs passed on to the Company from the health care provider. Other expenses, excluding severance agreement accruals for former Company executives, comprised principally of temporary help, recruiting, employee education and Company provided transit costs, were down in the third quarter and the first nine months of 1994 from the levels reported in the comparable periods of 1993 due principally to reductions in the amounts of transit allowances provided to employees and to the reduced use of outside placement firms and temporary help in 1994 compared to 1993. During the third quarter of 1993, two executive officers of the Company ceased to serve as employees. These executives were serving pursuant to three year contracts that were entered into during 1992 and initially provided for aggregate annual base salaries of $451,000. Each agreement stipulates grounds for its termination and provides for alternative severance payments that depend upon the circumstances of the termination.
During the third quarter of 1993, the Company accrued an aggregate of $350,000 associated with the subsequent negotiation and subsequent settlement of severance arrangements with these former executives. Such accrual is included in other, above, for the three and nine months ended September 30, 1993.

Occupancy expense decreased approximately $49,000 and $77,000 during the three and nine months ended September 30, 1994, respectively, from the amounts reported during the similar period in 1993 which reflects the renegotiated terms of the lease of the space it occupies in Los Angeles.

The decreases in furniture and equipment expense for the three and nine months ended September 30, 1994 over similar periods in the prior year are principally the result of lower depreciation expense as Company owned furniture and equipment becomes fully depreciated.

Customer service expense, primarily attributable to accounting, data processing and courier services provided to title insurance company and escrow company depositors, is incurred by the Company to the extent that certain average balances of noninterest-bearing deposits are maintained by such depositors and such deposit relationships are determined to be profitable. The Company seeks to control its customer service expense by continuously monitoring the earnings performance of its account relationships and, on that basis, limiting the amount of services provided. Additionally, during the first quarter of 1994, the Board of Governors of the Federal Reserve System issued a new interpretive release which is applicable to all member banks, such as the Bank, and other entities, which limits the payment of customer service expense to certain prescribed instances. The average daily balance of title insurance company and escrow company deposits during the three months and nine months ended September 30, 1994 and 1993 was $133.5 million and $162.4 million, and $284.3 million and $277.1 million, respectively. Customer service expense decreased $501,000 and $1.4 million during the third quarter and the first nine months of 1994 from the amounts reported in comparable prior periods. The decrease reflects the limiting of expenses based on the interpretive release discussed above and management's efforts at monitoring the earnings performance of such amounts, thereby decreasing the level and cost of outside services provided. The balance of title insurance company and escrow company deposits at September 30, 1994 was $56.0 million and $105.7 million, respectively. If customer service expense were classified as interest expense, then the Company's net interest income and noninterest expense for the three and nine months ended September 30, 1994 and 1993 would be reduced by $943,000 and $2.9 million, respectively, and $1.4 million and $4.3 million, respectively. Net interest margin for the three and nine months ended September 30, 1994 and 1993 would be 4.44% and 4.11%, respectively, and 3.89% and 3.93%, respectively.

Data processing expense increased approximately $78,000 and $151,000 for the three and nine months ended September 30, 1994 from the comparable periods in 1993 which reflects the renegotiation of the Company's contract with its primary data processor.

Other real estate owned (OREO) expense increased during the three and nine months ended September 30, 1994 by $358,000 and $1.6 million, respectively, from the amounts reported for the three and nine months ended September 30, 1993. OREO levels are up over 1993 which has resulted in increased direct holding costs. Direct holding costs are comprised principally of property taxes, insurance, security, foreclosure costs, marketing and other miscellaneous costs. The valuation adjustment of $1.8 million resulted from writedowns of existing OREO to reflect a reduction in fair market values brought about as a result of weaknesses in the real estate segment of the Company's marketplace. Due to weaknesses in the Southern California real estate market and the high level of the Company's nonperforming assets, OREO expense is expected to continue to adversely affect the Company's results of operations until such time as such asset levels are reduced.

OREO expense for the three and nine months ended September 30, 1994 and 1993 is comprised of the following (dollars in thousands):

                                       Three Months Ended   Nine Months Ended
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                      -------------------   -----------------
                                        1994      1993      1994      1993
                                       ------    ------    ------    ------
Direct holding cost                    $ 410      $540     $1,721    $1,360
Losses on sale                            83       238        114       291
Gains on sale                            (70)      (76)      (171)     (104)
Valuation adjustments                    637         -      1,837       336
                                       ------     ----     ------    ------
                                       $1,060     $702     $3,501    $1,883
                                       ------     ----     ------    ------
                                       ------     ----     ------    ------

During the three and nine months ended September 30, 1994, professional fees increased by $190,000 and $310,000, respectively, over the comparable periods in 1993. The increase over the prior year's comparable periods principally reflects the Company's increased use of legal counsel and others for assistance in the resolution of problem real estate credits, which have increased in the current economy, and which typically involve complex legal and other issues. To a lesser extent, professional related expenses have also increased as a result of increases in outside professional assistance rendered to the Company for other corporate related matters. Management expects that professional fees incurred in connection with problem asset resolution will continue to affect negatively noninterest expenses until nonperforming asset levels are further reduced.

Other noninterest expense for the three and nine months ended September 30, 1994 and 1993 is comprised of the following (dollars in thousands):


                                     Three Months Ended   Nine Months Ended
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                     ------------------   -----------------
                                        1994      1993      1994      1993
                                       ------    ------    ------    ------
Promotional                            $ 140     $  179    $  518    $  575
FDIC assessments                          309       458     1,111     1,332
Other                                     737       864     2,117     2,419
                                       ------    ------    ------    ------
                                       $1,046    $1,501    $3,746    $4,326
                                       ------    ------    ------    ------
                                       ------    ------    ------    ------

For the three and nine month periods ended September 30, 1994, promotional expenses decreased $57,000 and $39,000, respectively, from the same periods in 1993. The decreases are primarily as a result of management's decreased emphasis in 1994 on marketing related activities.

Premiums paid for FDIC have decreased for the three and nine months ended September 30, 1994 by $149,000 and $221,000, respectively, from similar periods in 1993 resulting from a decline in average deposits subject to FDIC insurance premiums.

     INCOME TAXES

The Company files consolidated federal income and combined California State franchise tax returns. Amounts provided for income taxes are based upon the income reported in the consolidated financial statements at current tax rates. Such amounts include taxes deferred to future periods resulting from temporary differences in the recognition of items for tax and financial purposes. The Company's effective tax rate of (6.5)% during the nine months ended
September 30, 1994, compared to (22.7)% for the same period in 1993, which in turn, compared to the applicable statutory rates in such periods, and reflects benefits for valuation allowances on its deferred tax assets.

FINANCIAL CONDITION

     TOTAL ASSETS

At September 30, 1994, total assets were approximately $385.7 million, as compared to $567.5 million at December 31, 1993, a decrease of approximately $181.8 million. The decrease in assets at the end of the third quarter of 1994 from year-end 1993 reflects management's efforts at controlling its size in light of current economic conditions, weak loan demand and the Company's current capital levels. Lower deposit volumes resulted in lower short-term investments which were offset with higher cash and due from balances and federal funds sold. Loan balances were significantly lower at September 30, 1994 compared to December 31, 1993 resulting from loans included in the accelerated asset disposition that are classified as other real estate owned and assets held for accelerated disposition, and reflects slower growth rates experienced in new loan origination due to lower loan demand in the Company's marketplace.

In the opinion of management, daily average balance information also provides a meaningful basis for purposes of its discussion and analysis of consolidated financial condition and results of operation. Accordingly, such information is used in the discussion which follows to assist in providing information relevant to the Company.

Total average assets for the nine months ended September 30, 1994 were $424.4 million, down $173.1 million, or 29.0%, from the $597.5 million average for the year ended December 31, 1993. The decline in average assets during the first nine months of 1994 reflects management's decision to limit growth of new real estate related credits, slower growth rates experienced in other new loan origination due to weak loan demand and generally lower levels of investment activity brought on by an approximate $158.8 million decrease during the first nine months of 1994 in total average deposits, the Company's primary source of funds, as the Company managed its average balance sheet in light of its capital levels.

     CASH AND DUE FROM BANKS

A high percentage of the Company's assets are maintained in cash and due from banks directly reflecting the volume and size of clearings related to its title insurance company and escrow company deposits. At September 30, 1994, cash and due from banks was up approximately $64.5 million from the balances reported at December 31, 1993, primarily to accommodate the liquidity needs of the Company's deposit customers. The average balance of cash and due from banks for the nine months ended September 30, 1994 was approximately $47.1 million, down $20.8 million, or 30.6%, from the comparable $67.9 million of average cash and due from banks for the year ended December 31, 1993.

     FEDERAL FUNDS SOLD AND SHORT-TERM INVESTMENTS

The extent and mix of the Company's short-term investments and federal funds sold generally has been a function of the Company's title insurance company and escrow company deposits and the liquidity requirements of such customers. In addition, as loan demand has increased or decreased, federal funds sold and short-term investments have moved inversely to accommodate the funding needs of the Company.

         Federal Funds Sold

Average federal funds sold were approximately $34.6 million during the first nine months of 1994, down $54.7 million, or 61.3%, from the $89.3 million average for all of 1993. The decrease was primarily due to having, on an average basis, less funds available to invest in the form of federal funds sold. At September 30, 1994, the Company's federal funds sold was $20 million. At December 31, 1993, there was no position taken in federal funds sold as the Company placed available funds into other form of liquid investments.

         Short-term Investments

At September 30, 1994, the Company elected not to take a position in short-term investments as compared to the $179.9 million in such investments reported at December 31, 1993. During the first nine months of 1994, the Company purchased short-term investments of $200 million and retired approximately $379.9 million of matured investments. During the first nine months of 1994, average short-term investments were $12.5 million as compared to $33.0 million during all of 1993. The Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB
115) as of January 1, 1994. The impact of the adoption of FASB 115 is to exclude any unrealized holding gains or losses on short-term securities from income and report such amounts, net of related tax effect, in a separate component of shareholders' equity.

     INVESTMENT SECURITIES

At September 30, 1994, the Company's investment securities portfolio aggregated $31.2 million, up approximately $2.1 million from the $29.1 million reported by the Company at December 31, 1993. The Company purchased approximately $25.4 million of investment securities for its portfolio and retired $23.1 million of matured securities during the first nine months of 1994. Total average investment securities for the nine months ended September 30, 1994 were $32.9 million, compared to $33.0 million during the year ended December 31, 1993.

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

At September 30, 1994, real estate, construction and commercial loans comprised approximately 55.2%, 17.2% and 27.4%, respectively, of total loans in the portfolio. This compares to 45.5%, 27.2% and 26.7% categorized as real estate, construction and commercial loans, respectively, at December 31, 1993. At September 30, 1994, loans, net of deferred loan fees, were $221.0 million, as compared to $322.7 million at December 31, 1993, a decline of approximately $86.5 million. The decrease includes the transfer of loans identified for inclusion in the accelerated asset disposition program to OREO and assets held for accelerated disposition. The remainder of the decrease is attributable to management's decision to limit real estate related loan growth generally to existing customers and to the funding of previously existing commitments and to regulatory recommendations regarding growth and concentration in real estate related credits, particularly construction loans. The decline also reflects the slow down in California's economic activity which impacted all segments of the loan portfolio.

Average gross loans were $288.3 million for the nine months ended September 30, 1994, a decrease of $65.1 million, or 18.4%, from the $353.4 million average for the year ended December 31, 1993. The decline reflects the downward trend in the level of gross loans outstanding due to California's economic activity in 1994 and earlier which has impacted all segments of the loan portfolio, and the transfer of loans to other real estate owned and assets held for accelerated disposition. The Company's average loan-to-deposit ratio was 74.3% during the first nine of 1994, as compared to 61.8% for all of 1993.

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

At September 30, 1994 and December 31, 1993, the Company's allowance for loan losses was $15.1 million and $18.2 million, or 6.8% and 5.6%, respectively, of loans outstanding. During the three and nine months ended September 30, 1994, net charge-offs were $5.0 million and $24.6 million, respectively, which, for the nine months ended September 30, 1994, includes charge-offs of approximately $14.0 million related to assets sold in the bulk sale. Net charge-offs were $6.9 million and $11.3 million, respectively, during the three and nine months ended September 30, 1993.

Management believes that the allowance for loan losses at September 30, 1994 is adequate to absorb the known and inherent risks in the loan portfolio. However, no assurance can be given that continuation of current recessionary factors, future changes in economic conditions that might adversely affect the Company's principal market area, and other circumstances will not result in increased losses in the Company's loan portfolio in the future. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgments of information available to them at the time of their examination.

NONPERFORMING ASSETS

     NONACCRUAL, PAST DUE AND MODIFIED LOANS

A summary of the Company's nonperforming loans (defined as shown below), excluding assets classified as other real estate owned and assets held for accelerated disposition, at September 30, 1994 and December 31, 1993 follows (dollars in thousands):

                                   Sept. 30,           December 31,
                                     1994                  1993
                                   --------            -----------
Loans on nonaccrual                 $25,535              $29,056
Loans past due 90 days
  and still accruing                  2,404                5,769
                                    -------              -------
Total nonperforming
  loans                             $27,939              $34,825

Loans with modified terms             2,242                9,539
                                    -------              -------

Nonperforming loans and
  loans with modified terms         $30,181              $44,364
                                    -------              -------
                                    -------              -------

While no assurances can be given as to the ultimate collectibility of nonperforming loans, the Company believes that its current collateral position on such loans reduces exposure to a substantial loss of principal.

     OTHER REAL ESTATE OWNED AND ASSETS HELD FOR ACCELERATED DISPOSITION

Activity in other real estate owned for the nine months ended September 30, 1994 and year ended December 31, 1993 are as follows (dollars in thousands):


                                      Nine Months Ended          Year Ended
                                     SEPTEMBER 30, 1994      DECEMBER 31, 1993
                                   ---------------------    ------------------

Balance, beginning of period              $13,949                $ 4,359
Additions                                  30,442                 24,209
Sales                                      (8,011)               (13,905)
Valuation adjustment                       (1,387)                  (714)
                                          -------                -------
Balance, end of period                    $34,993                $13,949
                                          -------                -------
                                          -------                -------


Additions to other real estate owned and assets held for accelerated disposition during the first nine months of 1994 reflects primarily the transfer of loans, net of estimated market valuation, associated with the bulk sale. Other real estate owned, excluding such assets held for accelerated disposition, was $15.2 million at September 30, 1994.

Total nonperforming assets, defined as nonperforming loans and other real estate owned and assets held for accelerated disposition, were $62.9 million at September 30, 1994 compared to $48.7 million at December 31, 1993.
Nonperforming loans and other real estate owned, excluding assets held for accelerated disposition, were $27.9 million and $15.2 million, respectively, at September 30, 1994, compared to $34.8 million and $13.9 million, respectively, at the close of 1994. The Company continues to experience nonperforming asset levels higher than historical amounts as a result of weaknesses in the Company's marketplace and economy and the related effect on the Company's borrowers.

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

At September 30, 1994, total deposits of $365.8 million were comprised of $201.6 million and $164.2 million of noninterest-bearing and interest-bearing deposits, respectively. At December 31, 1993, total deposits of $525.7 million were comprised of $322.9 million and $202.8 million of noninterest-bearing and interest-bearing deposits, respectively. The $159.9 million decrease in total deposits since December 31, 1993 is comprised of decreases of $121.3 million and $38.6 million in noninterest-bearing and interest-bearing deposits, respectively.

The decrease in noninterest-bearing deposits at September 30, 1994 as compared to December 31, 1993 was primarily in title insurance company and escrow company deposits and reflects the significantly lower volume of residential mortgage refinancing occurring in the Company's marketplace currently as compared to late 1993 when such activity peaked, as well as the operating results of the Bank. The decrease in interest-bearing deposits since December 31, 1993 reflects a $32.6 million and a $6.1 million decrease in the Company's time certificates of deposits and the Company's savings and interest-bearing demand deposit balances, respectively. Such decreases in interest-bearing deposit levels are consistent with the management of deposit levels in relation to loan levels and, to a lesser extent, a result of depositors seeking yield alternatives in the marketplace.

Consistent with the decrease in total deposits at September 30, 1994 from the levels reported at the close of 1993, total average deposits for the nine months ended September 30, 1994 were $387.1 million, down $159.1 million, or 29.1%, from the $546.2 million average for all of 1993. Average noninterest-bearing deposits and average interest-bearing deposits during the first six months of 1994 were $210.9 million and $176.2 million, respectively, which compares to $323.7 million and $222.5 million, respectively, for the year ended December 31, 1993. The $112.8 million decrease in average noninterest-bearing deposits during the first nine months of 1994 from comparable averages applicable to 1993 primarily reflects the general decline from historical levels in real estate transaction activity handled by the Company's title insurance company and escrow company depositors as a result of current economic conditions as well as the operating results of the Bank. The decrease in average interest-bearing deposits of $46.2 million during the first nine months from the 1993 average is comprised of an approximate $35.6 million decrease in average time certificates of deposit and an approximate $10.6 million decline in savings and interest-bearing demand deposits due to depositors seeking yields in other investment alternatives.

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

At September 30, 1994, the Company's ratio of liquid assets, defined as cash and due from banks, interest-bearing deposits with financial institutions, federal funds sold and short-term investments, to total deposits was 29.6%. The ratio of average total liquid assets to average total deposits was 22.2% during the first nine months of 1994.

At September 30, 1994, $157.8 million of the Company's noninterest-bearing demand deposits, or 43.1% of total deposits, were from title insurance companies and escrow companies and $67.8 million of such deposits, or 18.5% of total deposits, were maintained by six title insurance and escrow company customers; one such customer accounted for 3.6%, and another accounted for 3.4%, of total deposits. Title insurance company and escrow company deposits generally fluctuate with the volume of real estate activity, which, in turn, are affected by fluctuations in the general level of interest rates and other economic factors affecting the real estate market. During the first quarter of 1994, the Board of Governors of the Federal Reserve System issued a new interpretive release which is applicable to all member banks, such as the Bank, and other entities, which limits the payment of customer service expense to certain prescribed instances.

As of September 30, 1994, labor union deposits were $96.4 million, or 26.4% of total deposits, and 40.6% of these deposits were demand deposits. All demand deposit accounts, including title insurance company, escrow company and labor union deposits, are subject to turnover. At September 30, 1994, $201.6 million or 55.1% of the Company's total deposits were noninterest-bearing demand deposits, and time certificates of deposit of $100,000 or more were $13.9 million, which represented 3.8% of total deposits. Time certificates of deposit of $100,000 or more may be subject to fluctuation as they are generally more sensitive to changes in interest rates than other types or amounts of deposits.

To further cushion any unanticipated fluctuation in its liquidity position, the Bank, as with all member commercial banks may borrow from the regional Federal Reserve Bank subject to compliance with regulatory requirements. At
September 30, 1994, loans outstanding in the amount of approximately $26.2 million were pledged as collateral to secure advances with the Federal Reserve Bank.

At September 30, 1994, Guardian Bancorp, on an unconsolidated basis, had cash and cash equivalents available of approximately $171,000. In accordance with the terms of the agreements entered into with the Federal Reserve Bank, the Company has agreed not to incur additional debt, and the Bank has agreed not to pay or declare dividends to Guardian Bancorp, without prior regulatory approval.

On December 22, 1988, Guardian Bancorp issued to an unaffiliated purchaser $3.0 million in aggregate principal amount of 11-3/4% Subordinated Debentures that mature on December 30, 1995. Interest on the Bancorp Debentures accrues and is payable quarterly, and the principal is due on maturity. Guardian Bancorp is not currently in default with respect to any of the interest payments due on the Bancorp Debentures, and management believes that Guardian Bancorp currently has sufficient liquid assets to make such payments through February, 1995. However, absent a restructuring of the Bancorp Debentures or the receipt of additional funds from Bank dividends, the issuance of debt or equity or otherwise, Guardian Bancorp will not have sufficient liquid assets to pay the interest payments beyond February, 1995 nor the $3.0 million principal amount of such securities that will become due on the stated maturity date. Preliminary discussions with the note holder have been had to address potential ways to renegotiate the terms of the subordinated debt. Guardian Bancorp's ability to receive additional funds through Bank dividends or the issuance of debt at the holding company level is limited by regulatory and statutory restrictions. In the event that Guardian Bancorp is unable to raise additional funds or restructure the debentures, it is anticipated that it will be unable to meet its current obligations and could be forced to restructure or pursue other legal relief.

At September 30, 1994, approximately $177.3 million of the Company's accruing loans outstanding mature within one year and approximately $159.6 million, or 66.5% of the outstanding loan portfolio bears a floating rate of interest.
While such a floating interest rate structure might result temporarily in declining spreads when general interest rates fall (until deposits are repriced at lower interest rates), the Company believes that such loan pricing minimizes interest rate risk and that its exposure to declining spread is immaterial considering the maturities of its interest-bearing deposits. Other than normal commitments to lend in the amount of approximately $58.4 million, including commitments under standby letters of credit, the Company had no material unrecorded commitments or contingencies at September 30, 1994.

CAPITAL RESOURCES

Management seeks to maintain capital adequate to support its asset base and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. On January 28, 1994, Guardian Bancorp consummated its rights offering of common stock ("the Offering"), and raised gross proceeds of approximately $19,700,000 through the issuance of 8,774,000 shares of common stock. After deducting expenses incurred in the Offering, net proceeds were approximately $17,898,000. In early February 1994, Guardian Bancorp contributed $16,500,000 of the net proceeds to the Bank for the Bank's general corporate purposes and subsequently reimbursed the Bank approximately $229,000 for costs it incurred in the capital raising effort. Guardian Bancorp retained the remaining net proceeds for its own general corporate purposes. During the three months ended September 30, 1994, Guardian Bancorp contributed $1,440,000 to the Bank for the Bank's general corporate purposes.

The 1992 risk-based capital guidelines adopted by the Federal Reserve Board require the Company and the Bank to achieve certain minimum ratios of capital to risk-weighted assets. In addition, the Federal Reserve Board has adopted a leverage ratio that requires a minimum ratio of Tier 1 capital to average assets.

The table on the following page sets forth the Company's and the Bank's risk-based capital and leverage ratios at September 30, 1994 (dollars in thousands):


                                                       COMPANY
                                        ----------------------------------
(DOLLARS IN THOUSANDS)                          $                  %
- - - ----------------------                  -----------------   ---------------
Risk-based ratios:
  Tier 1 Capital(1)(2)                      $ 14,751              5.37%
  Total Capital(2)(3)                         18,479              6.73
  Risk-weighted assets                       274,765
  Leverage ratio (3+% minimum)(4)                                 3.94


                                                         BANK
                                         ---------------------------------
(DOLLARS IN THOUSANDS)                          $                  %
- - - ----------------------                   ----------------   ---------------
Risk-based ratios:
  Tier 1 Capital(1)(2)                      $ 17,575              6.76%
  Total Capital(2)(3)                         21,071              8.10
  Risk-weighted assets                       260,118
  Leverage ratio (3+% minimum)(4)                                 4.70


In October, 1994, the Bank substantially consummated the bulk sale phase of its accelerated asset disposition plan of certain nonperforming and subperforming assets. The following tables set forth the Company's and the Bank's respective proforma risk-based and leverage ratios, as adjusted to give effect to the sale had it occurred at September 30, 1994:

                                        COMPANY            BANK
                                       -----------       -----------
                                       PROFORMA(5)       PROFORMA(5)
                                       -----------       -----------
Tier 1 capital ratio                    5.75%               7.03%
Total capital ratio                     7.11                8.34
Leverage ratio                          3.94                4.70

With the exception of the capital raising efforts discussed above, and, on a much smaller scale, the periodic exercise of employee stock options, retained earnings from operations have historically been the primary source of new capital for the Company.

The Bank's capital ratios as of September 30, 1994 are consistent with those of an "adequately capitalized institution" under the prompt corrective action provisions of the Federal Deposit Insurance Act of 1991. However, if the Bank continues to experience losses in the future it is possible that its capital levels could fall below the minimum requirements to be considered "adequately capitalized". As previously reported in the Company's Annual Report on Form 10K for the year ended December 31, 1993, an insured depository institution is subject to increased regulatory scrutiny and certain other restrictions and sanctions if it falls below the "adequately capitalized" category. At each successive lower capital category an insured depository institution is subject to more restrictions. In addition, an institution that, based upon its capital levels, is classified as "adequately capitalized" may be required to comply with certain mandatory or discretionary supervisory actions as if such institution were in the next lower capital category if the appropriate Federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is in an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe

- - - ---------------------------------

(1)  Includes common shareholders' equity.

(2) Commencing December 19, 1992, insured institutions such as the Bank must, among other things, maintain a Tier 1 Capital ratio of at least 4% and a Total Capital ratio of at least
     8% to be considered "adequately capitalized" under the prompt corrective action provisions of the Federal Deposit Insurance Improvement Act of 1991 ("FDICIA").

(3) Includes common shareholders' equity plus subordinated debentures and the allowance for loan losses, subject to applicable limitations.

(4) Tier 1 capital divided by average assets for the quarter ended September 30, 1994. The 3% minimum applies to highest rated organizations. Others, including those anticipating or experiencing significant growth internally or through acquisitions, are expected to maintain higher minimum ratios. Although the Company has not been advised of a specific minimum which must be maintained, it is anticipated that if any specified minimum is required, it will be greater than 3%. Commencing December 19, 1992, insured institutions such as the Bank must, among other things, maintain a leverage ratio of at least 4% to be considered "adequately capitalized" under the provisions of FDICIA.

(5) Assumes that the proceeds realized in the sale had been invested in zero risk-weighted assets at September 30, 1994 in lieu of the 100% risk-weighted assets subsequently sold at September 30, 1994.

or unsound practice and not to have corrected the deficiency. The Company has received no such notice.

As previously reported in the Company's Annual Report on Form 10K for the year ended December 31, 1993, among the restrictions to which an insured depository institution is subject if its capital level falls below that of an "adequately capitalized" institution is the elimination of "pass through" deposit insurance for new or renewed deposits into certain employee benefit accounts. The elimination of such "pass-through" insurance may prompt affected account holders, to withdraw balances from the Bank. In such circumstances the Bank would be required to seek alternative sources of funding. If the volume of such withdrawals exceeds that of existing sources of liquidity and such alternative funding sources, the Bank's liquidity could be strained. See, "Financial Condition-Liquidity and Interest Rate Sensitivity."

As of September 30, 1994, the Bank's capital became technically impaired for the first time in the amount of approximately $4.6 million. As of the date of this filing the Superintendent has not issued an order to the Bank to correct this impairment; however, the Bank expects such an order to be issued in the ordinary course. In the event Guardian Bancorp cannot pay the statutory assessment on the Bank shares it owns, or otherwise correct the impairment, the Bank shares, or a portion thereof, could be sold to a bidder who is willing to pay the assessment and penalty thereon or could be forfeited to the Bank if no such bidder is willing to pay such amount. Any such sale of the Bank's common stock would, in turn, result in a substantial diminution or the elimination of value of Guardian Bancorp's shareholders' interest in the Company. The Company is exploring various strategic and financial alternatives contemplating a possible investment in or a business combination with the Company which, if such a transaction occurs, could correct this impairment. No agreement with any third party has been reached for any such transaction, and no assurance can be made that such a transaction will occur.

                           PART II - OTHER INFORMATION


Item 1-3. Inapplicable.

Item 4.   Inapplicable.

Item 5.   Other Information.

          On September 26, 1994, Guardian Bancorp announced the appointment of Mr. Dale E. Walter as President and Chief Executive Officer of Guardian Bank. Mr. Walter's appointment was subject to the finalization of the normal regulatory approval process which was subsequently concluded and reported upon by Guardian Bancorp on October 24, 1994.

          On November 4, 1994, Mr. Howard A. Shields, Executive Vice President and Chief Credit Officer, ceased to serve in his capacity with the Company.

          The Company announced that four additional individuals, Dan C. Aardal, Esq., a partner in the Los Angeles office of Brown, Raysman & Millstein; Mr. John C. Loring, a private investor from Chicago, Illinois; Mr. William S. Criss, President of Data Display Products in El Segundo; and, the Bank's President and Chief Executive Officer, Mr. Walter, all received regulatory approval to serve on, and were elected to, the Board of Directors bringing the total membership to twelve. These recent appointments fill existing vacancies on the Company's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               Exhibit 27 Financial Data Schedules

          (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1994 and no events have occurred which would require one to be filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder authorized.

                                   GUARDIAN BANCORP



Dated:    November 11, 1994        By   /s/ Paul M. Harris
                                     -----------------------------------
                                        Paul M. Harris
                                        Chairman of the Board of
                                        Directors



Dated:    November 11, 1994        By   /s/ James F. Lewin
                                     -----------------------------------
                                        James F. Lewin
                                        President and Chief Executive
                                        Officer



Dated:    November 11, 1994        By   /s/ Jon D. Van Deuren
                                     -----------------------------------
                                        Jon D. Van Deuren
                                        Executive Vice President and
                                        Chief Financial Officer